Form 10-Q
period 2017-06-30
PDL Community Bancorp
filed 2017-09-11
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-217275

PDL Community Bancorp

(Exact Name of Registrant as Specified in its Charter)

Federal	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2244 Westchester Avenue Bronx, NY	10462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 931-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

As of September 14, 2017, the registrant had no shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce De Leon Federal Bank and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2017 (Unaudited) and December 31, 2016

(amounts in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks (Note 2):
Cash	$4,096	$4,796
Interest-bearing deposits in banks	5,400	6,920
Total cash and cash equivalents	9,496	11,716
Available-for-sale securities, at fair value (Note 3)	29,668	52,690
Loans held for sale	2,143	2,143
Loans receivable, net of allowance for loan losses - 2017 $10,655; 2016 $10,205 (Note 4)	732,520	642,148
Accrued interest receivable	2,917	2,707
Other real estate owned	—	—
Bank premises and equipment, net (Note 5)	25,599	26,028
Federal Home Loan Bank Stock (FHLB), at cost	1,288	964
Deferred tax assets (Note 8)	3,378	3,379
Other assets	5,987	3,208
Total assets	$812,996	$744,983
LIABILITIES AND CAPITAL ACCOUNTS
Liabilities:
Deposits (Note 6)	$702,406	$643,078
Accrued interest payable	31	28
Advance payments by borrowers for taxes and insurance	4,661	3,882
Advances from the Federal Home Loan Bank (Note 7)	8,000	3,000
Other liabilities	3,224	2,003
Total liabilities	718,322	651,991
Commitments and contingencies (Note 10)	—	—
Capital accounts:
Retained earnings	100,929	99,242
Accumulated other comprehensive loss (Note 13):
Net unrealized loss on available-for-sale securities, net of taxes	(151)	(166)
Defined benefit pension liabilities, net of taxes (Note 9)	(6,104)	(6,084)
	(6,255)	(6,250)
Total capital accounts	94,674	92,992
Total liabilities and capital accounts	$812,996	$744,983

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce De Leon Federal Bank and Subsidiaries

Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest on loans receivable	$9,581	$7,922	$18,172	$16,201
Interest and dividends on investment securities and FHLB stock	123	307	325	628
Total interest and dividend income	9,704	8,229	18,497	16,829
Interest expense:
Interest on certificates of deposit	1,428	1,395	2,744	2,731
Interest on other deposits	161	92	311	183
Interest on borrowings	32	—	61	6
Total interest expense	1,621	1,487	3,116	2,920
Net interest income	8,083	6,742	15,381	13,909
Provision for loan losses (recovery) (Note 4)	207	235	259	(312)
Net interest income after provision for loan losses (recovery)	7,876	6,507	15,122	14,221
Noninterest income:
Service charges and fees	225	229	454	467
Brokerage commissions	168	70	286	249
Late and prepayment charges	235	79	446	146
Other	256	293	456	350
Total noninterest income	884	671	1,642	1,212
Noninterest expense:
Compensation and benefits	3,956	3,687	7,785	7,352
Occupancy expense	1,400	1,363	2,826	2,770
Data processing expenses	413	381	866	751
Direct loan expenses	184	211	379	464
Insurance and surety bond premiums	79	135	161	272
Office supplies, telephone and postage	282	279	536	540
FDIC deposit insurance assessment	58	219	124	444
Other operating expenses	623	690	1,414	1,329
Total noninterest expense	6,995	6,965	14,091	13,922
Income before income taxes	1,765	213	2,673	1,511
Provision for income taxes (Note 8)	641	117	986	607
Net income	$1,124	$96	$1,687	$904

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce De Leon Federal Bank and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$1,124	$96	$1,687	$904
Net change in unrealized gains on securities available-for-sale:
Unrealized gains	115	270	24	815
Income tax effect	(39)	(92)	(9)	(277)
Unrealized gains on securities, net	76	178	15	538
Pension benefit liability adjustment:
Net loss during the period	—	—	(31)	—
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	—	—	—	—
Income tax effect	—	—	11	—
Pension liability adjustment, net of tax	—	—	(20)	—
Total other comprehensive income (loss), net of tax	76	178	(5)	538
Total comprehensive income	$1,200	$274	$1,682	$1,442

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce De Leon Federal Bank and Subsidiaries

Consolidated Statements of Changes in Capital Accounts

Six Months Ended June 30, 2017 (Unaudited) and Years Ended December 31, 2016 and 2015

(amounts in thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total
Balance, December 31, 2014	$95,299	$(5,699)	$89,600
Net income	2,518	—	2,518
Other comprehensive loss, net of tax	—	(1,056)	(1,056)
Balance, December 31, 2015	97,817	(6,755)	91,062
Net income	1,425	—	1,425
Other comprehensive income, net of tax	—	505	505
Balance, December 31, 2016	99,242	(6,250)	92,992
Net income	1,687	—	1,687
Other comprehensive loss, net of tax	—	(5)	(5)
Balance, June 30, 2017 (unaudited)	$100,929	$(6,255)	$94,674

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce De Leon Federal Bank and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016 (Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$1,687	$904
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net	7	(2)
(Gain) loss on sale of loans	—	13
Loss on sale of available-for-sale securities	6	—
Write-down of other real estate owned	—	—
Gain on sale of other real estate owned	—	(4)
Provision for (recovery from) loan losses	259	(312)
Depreciation and amortization	803	841
Amortization of core deposit intangible assets	—	72
Deferred income taxes	4	30
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(210)	148
Increase in other assets	(2,777)	(612)
Increase in accrued interest payable	3	1
Net increase in other liabilities	1,968	1,240
Net cash provided by operating activities	1,750	2,319
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	6,492	1,125
Purchases of FHLB Stock	(6,816)	(792)
Purchases of available-for-sale securities	—	(14,989)
Proceeds from sale of available-for-sale securities	20,411	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	2,622	24,741
Proceeds from sales of loans	—	3,926
Net increase in loans	(90,631)	(28,501)
Proceeds from sale of other real estate owned	—	80
Purchases of premises and equipment	(375)	(332)
Net cash used in investing activities	(68,297)	(14,742)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce De Leon Federal Bank and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016 (Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Cash Flows From Financing Activities:
Net increase in deposits	$59,327	$29,718
Proceeds from FHLB advances	1,567,000	238,000
Repayments of FHLB advances	(1,562,000)	(246,000)
Net cash provided by financing activities	64,327	21,718
Net (decrease) increase in cash and cash equivalents	(2,220)	9,295
Cash and Cash Equivalents:
Beginning	11,716	12,694
Ending	$9,496	$21,989
Supplemental Disclosures:
Cash paid during the year:
Interest	$3,113	$2,919
Income taxes	$549	$805
Supplemental Disclosures of Noncash Investing Activities:
Transfer of loans and loans held for sale to other real estate owned	$—	$—
Transfer of loans to loans held for sale	$—	$2,779
Transfer of loans held for sale to loans	$—	$—

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Ponce De Leon Federal Bank (the “Bank”) is a federally chartered savings association headquartered in the Bronx, New York.  Ponce De Leon Federal Bank was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association.  In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.”  In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.”

The Bank’s business is conducted through the administrative office and 13 branch offices.  The banking offices are located in the Bronx, Manhattan, Queens and Brooklyn, New York and Union City, New Jersey.  The primary market area currently consists of the New York City metropolitan area.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations, in mortgage loans, consisting of one-to-four family residences (both investor owned and owner occupied), multifamily residences, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. Government and federal agency securities and securities issued by government sponsored or owned enterprises, as well as, mortgage-backed securities and Federal Home Loan Bank stock.  The Bank offers a variety of deposit accounts, including demand accounts, interest-bearing deposits and certificate of deposit accounts.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the Bank’s and subsidiaries audited consolidated financial statements at and for the fiscal year ended December 31, 2016 contained in the Company’s definitive prospectus dated March 15, 2017 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on July 27, 2017.

As of June 30, 2017, the conversion had not been completed.  As of June 30, 2017, PDL Community Bancorp had not yet been formed and as a result did not have any assets or liabilities and had not conducted any business activities. Accordingly, the unaudited consolidated financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to the Bank and subsidiaries.

Upon completion of the reorganization and the offering, all of the assets, except for $200,000, and liabilities of the Bank will be transferred to and assumed by a federally chartered stock savings bank, owned 100% by PDL Community Bancorp and known as and conducting business under the name “Ponce Bank.” Ponce Bank will continue to operate its business from its administrative office and 13 branch offices referred to above and will continue to be subject to comprehensive regulation and examination by the Office of Comptroller of the Currency.

The following is a summary of the Bank’s significant accounting policies:

Basis of Financial Statement Presentation and Use of Estimates: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statement of financial condition, and revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities, and the determination of pension benefit obligations.

Interim Financial Statements:  The interim financial statements at June 30, 2017, and for the three months and six months ended June 30, 2017 and 2016 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months and six months ended June 30, 2017, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2017, or any other period.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Principles of Consolidation: The consolidated financial statements include the accounts of Ponce de Leon Federal Bank and its wholly-owned subsidiaries, PFS Service Corp., which owns some of the Bank’s real property, and Ponce de Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk: Most of the Bank’s activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions. Note 3 discusses the types of securities that the Bank invests in. Notes 4 and 10 discuss the types of lending that the Bank engages in, and other concentrations.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks (including items in process of clearing). For purposes of reporting cash flows, the Bank considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans originated by the Bank, interest-bearing deposits in financial institutions, and deposits are reported net.

Securities: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as “held to maturity” and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the consolidated statement of income and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the discounted present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. The sale of a held-to-maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Federal Home Loan Bank Stock: The Bank is a member of the Federal Home Loan Bank of New York (the “FHLB”).  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Loans Receivable: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at current unpaid principal balances, net of the allowance for loan losses and including net deferred loan origination fees and costs.

Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.

A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due.  Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful.  All nonaccrual loans are considered impaired loans.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash basis or recorded against principal balances only, until qualifying for return to accrual.  Cash basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note.  Impairment measurement for all collateral dependent loans, excluding accruing TDR’s is based on the fair value of collateral, less costs to sell, if necessary.  A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

When the Bank modifies a loan in a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful.

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors.   As of June 30, 2017, the Bank determines the historical loss experience by portfolio segment and it is based on the actual loss experienced by the Bank over a 12 month rolling quarter average period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. These risk categories and relevant risk characteristics are as follows:

Residential and Multifamily Mortgage Loans: The majority of loans at the Bank are secured by first mortgages. Residential and multifamily mortgage loans are typically underwritten with loan-to-value ratios ranging from 65% to 90%. The primary risks involved in residential mortgages are the borrower’s loss of employment, or other significant event, that negatively impacts the source of repayment. Additionally, a serious decline in home values could jeopardize the Bank’s position in the event that the underlying collateral needs to be liquidated to pay-off the loan.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Nonresidential Mortgage Loans: Nonresidential mortgage loans are primarily secured by commercial buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. These loans are typically underwritten at no more than 75% loan-to-value ratio. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of 10 to 15 years, and terms which provide that the interest rate is adjusted on a 5 year schedule.

Construction and Land Loans: Construction real estate loans consist of vacant land and property that is in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that government approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally have terms of six months to two years during the construction period with fixed rates and interest rates based on a designated index.

Business Loans: Business loans are loans for commercial, corporate and business purposes, including issuing letters of credit. These loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate. Business loans generally have terms of five years to seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Consumer Loans: Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes.

Loans Held for Sale: Loan sales occur from time to time as part of strategic business or regulatory compliance initiatives.  Loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by expected bid prices from potential investors. Loans are sold without recourse and servicing released. When a loan is transferred from portfolio to held for sale and the fair value is less than cost, a charge-off is recorded against the allowance for loan loss. Subsequent declines in fair value, if any, are charged against earnings.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when all of the components meet the definition of a participating interest and when control over the assets has been surrendered. A participating interest generally represents (1) a proportionate (pro rata) ownership interest in an entire financial asset, (2) a relationship where from the date of transfer all cash flows received from the entire financial asset are divided proportionately among the participating interest holders in an amount equal to their share of ownership, (3) the priority of cash flows has certain characteristics, including no reduction in priority, subordination of interest, or recourse to the transferor other than standard representation or warranties, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to pledge or exchange the entire financial asset. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through either (a) an agreement to repurchase them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation.

Depreciation is computed and charged to operations using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Building	39
Building improvements	15 - 39
Furniture, fixtures, and equipment	3 - 10

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms, including extensions expected to be exercised. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.  Leasehold improvements in process are not amortized until the assets are placed in operation.

Impairment of Long-Lived Assets: Long-lived assets, including Bank premises and equipment which are held and used by the Bank and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Other Real Estate Owned: Other Real Estate Owned (“OREO”) represents properties acquired through, or in lieu of, loan foreclosure or other proceedings. OREO is initially recorded at fair value, less estimated disposal costs, at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value, less estimated costs of disposal. Any write-down to fair value, at the time of transfer to OREO, is charged to the allowance for loan losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by current fair values and charges against earnings are recorded as necessary to reduce the carrying amount to fair value, less estimated costs to dispose. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the OREO, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

Income Taxes: The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of June 30, 2017 and December 31, 2016, there are no liabilities recorded related to uncertain tax positions. The Bank is no longer subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2013.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of income.

Related Party Transactions: Directors and officers of the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 14 contains details regarding related party transactions.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Pension Benefits: The Bank has a noncontributory defined benefit pension plan, which was effectively frozen on May 31, 2007. The Bank’s funding policy is to contribute annually the amounts sufficient to meet the minimum funding standards established by the Employee Retirement Income Security Act (“ERISA”), and additional amounts as determined by management based on actuary recommendations.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit plan, which are also recognized as separate components of equity.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the operations and financial position of the Bank.

Fair Value of Financial Instruments:  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Loan Commitments and Related Financial Instruments:  Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Earnings Per Share (“EPS”):  Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. As the conversion and reorganization from a mutual to a stock entity is not effective as of June 30, 2017, no EPS is computed for the Bank and its subsidiaries for the six months period ended June 30, 2017.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities”. The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and form of financial asset and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, for public business entities. As the Bank will take advantage of extended transition period for complying with new or revised accounting standards assuming we remain an emerging growth company (“EGC”), we will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Bank expects to apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption through retained earnings. The adoption of this update is not expected to have a material impact on the Bank’s consolidated financial statements.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Bank will take advantage of extended transition period for complying with new or revised accounting standards assuming we remain an EGC, we will adopt the amendments in this update beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Bank is currently assessing the impact that the guidance will have on the Bank’s consolidated financial statements.

The Bank has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Bank has identified its leased office space as within the scope of the guidance. The Bank continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Bank’s consolidated financial statements. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public business entities. As the Bank will take advantage of extended transition period for complying with new or revised accounting standards assuming we remain an EGC, we will adopt the amendments in this update beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Bank expects to apply the amendments in this update by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, or prospectively, as applicable.  The adoption of this update is not expected to have a material impact on the Bank’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Bank will take advantage of extended transition period for complying with new or revised accounting standards assuming we remain an EGC, we will adopt the amendments in this update beginning after December 15, 2020, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Bank is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Bank’s consolidated financial statements.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

While early adoption is permitted, the Bank does not expect to elect that option. The Bank has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Bank expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Bank also expects that the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory purposes.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.”  This ASU is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, for public business entities. As the Bank will take advantage of extended transition period for complying with new or revised accounting standards assuming we remain an EGC, we will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable.  The adoption of this update is not expected to have a material impact on the Bank’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities.  As the Bank will take advantage of extended transition period for complying with new or revised accounting standards assuming we remain an EGC, we will adopt the amendments in this update beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  The Bank expects to apply the amendments in this update by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. The Bank is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Bank’s financial position or results of operations. The amendments could potentially impact accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company has begun to develop processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption. The adoption of this update is not expected to have a material impact on the Bank’s consolidated financial statements.

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $3,948 in cash to cover its minimum reserve requirement of $2,782 at June 30, 2017, and $4,516 in cash to cover its minimum reserve requirements of $2,349 and at December 31, 2016, respectively.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
	(Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,909	$—	$(251)	$24,658
Certificates of Deposit	—	—	—	—
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	1,303	—	(2)	1,301
GNMA Certificates	3,684	48	(23)	3,709
	$29,896	$48	$(276)	$29,668

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$41,906	$—	$(347)	$41,559
Certificates of Deposit	500	—	—	500
Mortgage-Backed Securities:
FHLMC Certificates	192	24	—	216
FNMA Certificates	3,600	11	(5)	3,606
GNMA Certificates	6,744	97	(32)	6,809
	$52,942	$132	$(384)	$52,690

The Bank had no investments that were classified as held to maturity as of June 30, 2017 and December 31, 2016. There were $20.4 million in sales of investment securities in the three and six months ended June 30, 2017 and no sales of investments for the year ended December 31, 2016.

The following tables present the Bank's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2017 and at December 31, 2016:

	June 30, 2017
	(Unaudited)
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$22,678	$(241)	$1,980	$(10)	$24,658	$(251)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	1,285	(2)	—	—	1,285	(2)
GNMA Certificates	1,389	(23)	—	—	1,389	(23)
	$25,352	$(266)	$1,980	$(10)	$27,332	$(276)

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

	December 31, 2016
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$41,559	$(347)	$—	$—	$41,559	$(347)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	3,489	(5)	—	—	3,489	(5)
GNMA Certificates	2,645	(32)	—	—	2,645	(32)
	$47,693	$(384)	$—	$—	$47,693	$(384)

The Bank’s investment portfolio had 33 investment securities at June 30, 2017 and 52 investment securities at December 31, 2016, respectively. Management believes that the unrealized losses on 14 of its investment securities at June 30, 2017, and 25 of its investment securities at December 31, 2016, respectively, are not other than temporary because the unrealized losses in those securities relate to market interest rate changes and the Bank has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Bank will receive all contractual principal and interest related to these investments.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

The following is a summary of maturities of securities at June 30, 2017 and December 31, 2016. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, these securities are not included within the maturity summary.

	June 30, 2017
	Available-for-Sale
	(Unaudited)
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	24,909	24,658
	24,909	24,658
Certificates of Deposit
Three months or less	—	—
Mortgage-Backed Securities	4,987	5,010
Total	$29,896	$29,668

	December 31, 2016
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$2,000	$1,998
After one year through five years	39,906	39,561
After ten years	—	—
	41,906	41,559
Certificates of Deposit
After three months through one year	500	500
Mortgage-Backed Securities	10,536	10,631
Total	$52,942	$52,690

There were no securities pledged at June 30, 2017 and December 31, 2016.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Mortgage loans:
1-4 family residences
Investor Owned	$256,989	$227,409
Owner-Occupied	99,901	97,631
Multifamily residences	172,167	158,200
Nonresidential properties	155,670	121,500
Construction and land	42,116	30,340
Nonmortgage loans:
Business loans	14,654	15,719
Consumer loans	850	843
	742,347	651,642
Net deferred loan origination costs	828	711
Allowance for losses on loans	(10,655)	(10,205)
Loans, net	$732,520	$642,148

The Bank's lending activities are conducted principally in New York City. The Bank grants primarily loans secured by real estate to individuals and businesses.  The Bank has established credit policies applicable to each type of lending activity in which it engages. The Bank evaluates the creditworthiness of each customer and, in most cases, extends credit up to 75% of the market value of the collateral at the date of the credit extension, depending on the borrowers' creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrowers' ability to generate continuing cash flows.

For disclosures related to the allowance for loan losses and credit quality, the Bank does not have any disaggregated classes of loans below the segment level.

Credit-Quality Indicators: The Bank utilizes internally assigned risk ratings as its credit-quality indicators, which are reviewed by management on a quarterly basis.

The objectives of the Bank’s risk-rating system are to provide the board of directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize credit loss, to identify relevant trends affecting the collectability of the loan portfolio and to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for loan losses.

Below are the definitions of the Bank's internally assigned risk ratings:

•	Strong Pass – Loans to new or existing borrowers collateralized at least 90 percent by an unimpaired deposit account at the Bank.
•

Good Pass – A loan to a new or existing borrower like a well-established business in excellent financial condition with strong liquidity and a history of consistently high level of earnings, cash flow and debt service capacity.

•

Satisfactory Pass – Loan to a new or existing borrower of average strength with acceptable financial condition, satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

•	Performance Pass – New or existing loans evidencing less than average strength, financial condition, record of earnings, or projected cash flows with which to service debt.
•

Special Mention – Loans in this category are currently protected but show one or more potential weakness and risks which may inadequately protect the Bank’s credit position or borrower’s ability to meet repayment terms at some future date if the weakness is not checked or corrected.

•

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any.  Loans in this category have well defined weaknesses and risks that jeopardize the repayment.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful – Loans that have all the weaknesses of loans classified as “Substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.

•	Loss – Loans that are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Loans within the top four categories above are considered pass rated, as commonly defined.  Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations.

The following tables present credit risk ratings by loan segment as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	(Unaudited)
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$343,566	$171,629	$152,616	$35,716	$14,642	$850	$719,019
Special mention	3,009	538	209	—	—	—	3,756
Substandard	10,315	—	2,845	6,400	12	—	19,572
Doubtful	—	—	—	—	—	—	—
Total	$356,890	$172,167	$155,670	$42,116	$14,654	$850	$742,347

	December 31, 2016
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$313,345	$158,200	$117,467	$24,316	$15,697	$843	$629,868
Special mention	2,549	—	—	—		—	2,549
Substandard	9,146	—	4,033	6,024	22	—	19,225
Doubtful	—	—	—	—	—	—	—
Total	$325,040	$158,200	$121,500	$30,340	$15,719	$843	$651,642

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

An aging analysis of loans, as of June 30, 2017 and December 31, 2016, is as follows:

	June 30, 2017
	(Unaudited)
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor Owned	$256,524	$—	$140	$325	$256,989	$1,761	$—
Owner Occupied	97,357		246	2,298	99,901	3,273
Multifamily	172,167	—	—	—	172,167	—	—
Nonresidential properties	154,529	—	—	1,141	155,670	1,652	—
Construction and land	42,116	—	—	—	42,116	1,008	—
Nonmortgage Loans:					—
Business	14,576	66	—	12	14,654	12	—
Consumer	850	—	—	—	850	—	—
Total	$738,119	$66	$386	$3,776	$742,347	$7,706	$—

	December 31, 2016
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor Owned	$224,368	$2,716	$—	$325	$227,409	$2,048	$—
Owner-Occupied	92,778	2,562	557	1,734	97,631	2,110	—
Multifamily	157,381	819	—	—	158,200	—	—
Nonresidential properties	119,465	41	—	1,994	121,500	2,397	—
Construction and land	30,340	—	—	—	30,340	1,145	—
Nonmortgage Loans:
Business	15,672	25	—	22	15,719	22	—
Consumer	843	—	—	—	843	—	—
Total	$640,847	$6,163	$557	$4,075	$651,642	$7,722	$—

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

The following schedules illustrate the composition of the allowance for loan losses and the related recorded investment in loans as of June 30, 2017 and December 31, 2016:

	For the Six Months Ended June 30, 2017
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	2017
Allowances for loan losses:
Balance, beginning of period	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Provision charged to expense	379	(321)	282	414	138	(619)	(14)	—	259
Losses charged-off	—	—	—	—	—	(34)	—	—	(34)
Recoveries	10	-	1	5	—	204	5	—	225
Balance, end of period	$3,536	$1,483	$2,988	$1,739	$753	$148	$8	$—	$10,655
Ending balance: individually evaluated for impairment	$524	$401	$—	$258	$—	$—	$—	$—	$1,183
Ending balance: collectively evaluated for impairment	3,012	1,082	2,988	1,481	753	148	8	—	9,472
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,536	$1,483	$2,988	$1,739	$753	$148	$8	$—	$10,655
Loans:
Ending balance: individually evaluated for impairment	$8,869	$8,712	$—	$5,661	$1,008	$529	$—	$—	$24,779
Ending balance: collectively evaluated for impairment	248,120	91,189	172,167	150,009	41,108	14,125	850	—	717,568
Total	$256,989	$99,901	$172,167	$155,670	$42,116	$14,654	$850	$—	$742,347

	For the Three Months Ended June 30, 2017
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	2017
Allowances for loan losses:
Balance, beginning of period	$3,181	$1,729	$2,800	$1,568	$672	$115	$9	$296	$10,370
Provision charged to expense	350	(246)	188	169	81	(33)	(6)	(296)	207
Losses charged-off	—	—	—	—	—	(24)	—	—	(24)
Recoveries	5	—	—	2	—	90	5	—	102
Balance, end of period	$3,536	$1,483	$2,988	$1,739	$753	$148	$8	$—	$10,655

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

	For the Six Months Ended June 30, 2016
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	2016
Allowances for loan losses:
Balance, beginning of period	$2,842	$2,127	$1,994	$1,298	$502	$709	$12	$—	$9,484
Provision charged to expense	241	(248)	377	(93)	64	(654)	1	—	(312)
Losses charged-off	(16)	—	(3)	—	(85)	—	—	—	(104)
Recoveries	8	136	—	5	5	530	5	—	689
Balance, end of period	$3,075	$2,015	$2,368	$1,210	$486	$585	$18	$—	$9,757
Ending balance: individually evaluated for impairment	$385	$764	$—	$273	$—	$—	$—	$—	$1,422
Ending balance: collectively evaluated for impairment	2,690	1,251	2,368	937	486	585	18	—	8,335
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,075	$2,015	$2,368	$1,210	$486	$585	$18	$—	$9,757
Loans:
Ending balance: individually evaluated for impairment	$8,903	$9,887	$—	$6,557	$806	$710	$—	$—	$26,863
Ending balance: collectively evaluated for impairment	204,069	92,685	140,043	101,852	22,046	14,450	914	—	576,059
Total	$212,972	$102,572	$140,043	$108,409	$22,852	$15,160	$914	$—	$602,922

	For the Three Months Ended June 30, 2016
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	2016
Allowances for loan losses:
Balance, beginning of period	$3,069	$2,095	$2,285	$1,182	$412	$403	$16	$—	$9,462
Provision charged to expense	17	(82)	86	27	69	121	(3)	—	235
Losses charged-off	(16)	—	(3)	(1)	—	—	—	—	(20)
Recoveries	5	2	—	2	5	61	5	—	80
Balance, end of period	$3,075	$2,015	$2,368	$1,210	$486	$585	$18	$—	$9,757

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

	For the Year Ended December 31, 2016
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	2016
Allowances for loan losses:
Balance, beginning of year	$2,842	$2,127	$1,994	$1,298	$502	$709	$12	$—	$9,484
Provision charged to expense	183	(323)	713	13	193	(845)	9	—	(57)
Losses charged-off	(38)	—	(3)	—	(85)	—	(13)	—	(139)
Recoveries	160	—	1	9	5	733	9	—	917
Balance, end of year	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Ending balance: individually evaluated for impairment	$383	$719	$—	$261	$—	$10	$—	$—	$1,373
Ending balance: collectively evaluated for impairment	2,764	1,085	2,705	1,059	615	587	17	—	8,832
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205

Loans are considered impaired when current information and events indicate that the Bank may be unable to collect all amounts due according to the contractual terms of the related loan agreements. The Bank identifies impaired loans, including TDR’s, by applying its normal loan review procedures in accordance with its Allowance for Loan Loss methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is or will potentially no longer perform in accordance with the terms of the original loan contract is evaluated to determine impairment.

The following information relates to impaired loans as of and for the six months ended June 30, 2017 and as of and for the year ended December 31, 2016:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
June 30, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$18,941	$8,346	$9,235	$17,581	$925	$18,201	$422
Multifamily	—	—	—	—	—	—	—
Nonresidential properties	6,317	3,134	2,527	5,661	258	6,319	141
Construction and land	1,124	1,008	—	1,008	—	1,028	—
Nonmortgage Loans:
Business	571	529	—	529	—	612	8
Consumer	—	—	—	—	—	—	—
Total	$26,953	$13,017	$11,762	$24,779	$1,183	$26,160	$571

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2016	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$19,367	$7,507	$10,349	$17,856	$1,102	$20,131	$722
Multifamily	—	—	—	—	—	309	—
Nonresidential properties	7,096	3,897	2,562	6,459	261	6,541	235
Construction and land	1,241	1,145	—	1,145	—	912	—
Nonmortgage Loans:
Business	672	605	10	615	10	748	24
Consumer	—	—	—	—	—	—	—
Total	$28,376	$13,154	$12,921	$26,075	$1,373	$28,641	$981

The Bank’s portfolio also includes certain loans that have been modified in a TDR. TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions could include a reduction of interest rate on the loan, payment and maturity extensions, forbearance, or other actions intended to maximize collections. When the Bank modifies a loan in a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful. If management determines that the value of the modified loan in a TDR is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off to the allowance.

As of and for the six months ended June 30, 2017 and year ended December 31, 2016, there were no loans that were restructured as a TDR. For the six months ended June 30, 2017 and year ended December 31, 2016, there were no outstanding TDR loans that had a payment default within 12 months following its modification.

At June 30, 2017, the Bank had 53 troubled debt restructured loans, included in impaired loans, of $19,857. At December 31, 2016, the Bank had 58 troubled debt restructured loans, included in impaired loans, of $21,021. The Bank has no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made by the Bank represents specific impairment reserves on these loans which aggregated $1,183, $1,373 at June 30, 2017 and December 31, 2016, respectively.

Note 5.	Bank Premises and Equipment

A summary of premises and equipment at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Land	$3,979	$3,979
Buildings and improvements	15,972	15,972
Leasehold improvements	19,499	19,280
Furniture, fixtures and equipment	3,954	3,799
	43,404	43,030
Less accumulated depreciation and amortization	(17,805)	(17,002)
	$25,599	$26,028

Depreciation and amortization expense amounted to $399 and $418 for the three months ended June 30, 2017 and 2016, respectively, and $803 and $841 for the six months ended June 30, 2017 and 2016, respectively, and is included in occupancy expense.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Note 6.	Deposits

Deposits at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Demand	$91,060	$78,792
Interest-bearing deposits:
NOW/IOLA accounts	26,247	25,692
Money market accounts	49,065	42,788
Savings accounts	130,504	127,085
Total savings, NOW and money market	205,816	195,565
Certificates of deposit of $250K or more	123,861	90,267
All other certificates of deposit	281,669	278,454
Total certificates of deposit	405,530	368,721
Total interest-bearing deposits	611,346	564,286
Total deposits	$702,406	$643,078

At June 30, 2017 and December 31, 2016, scheduled maturities of certificates of deposit were as follows:

June 30,
2018	$156,495
2019	87,386
2020	43,494
2021	67,672
2022	50,483
$405,530

December 31,
2017	$168,940
2018	69,973
2019	40,690
2020	35,327
2021	53,791
$368,721

Overdrawn deposit accounts that have been reclassified to loans amounted to $185 and $149 as of June 30, 2017 and December 31, 2016, respectively.

Note 7.	Borrowings

FHLB Advances: The Bank is a member of the Federal Home Loan Bank of New York. At June 30, 2017, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $8,000 and $3,000 of outstanding advances from the FHLB on an overnight line of credit basis at June 30, 2017 and December 31, 2016, respectively.  The Bank also had a guarantee from the FHLB through a standby letter of credit of $6,792 and $2,487 at June 30, 2017 and December 31, 2016, respectively.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

The floating interest rate on the overnight advances from the FHLB was 1.28% and 0.78% at June 30, 2017 and December 31, 2016. Interest expense on FHLB advances totaled $32 and $0 for the three months ended June 30, 2017 and 2016. Interest expense on FHLB advances totaled $61 and $6 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Bank has eligible collateral of approximately $174,480 and $164,843 in mortgage loans available to secure advances from the FHLB.

Securities Sold under Agreement to Repurchase: At June 30, 2017 and December 31, 2016, the Bank had the ability to borrow up to $25,000 under repurchase agreements with three brokers. The Bank had no securities sold under repurchase agreements with brokers as of June 30, 2017 and December 31, 2016. Interest expense on securities sold under repurchase agreements totaled $0 and $0 for the three months and six months ended June 30, 2017 and 2016, respectively.

Note 8.	Income Taxes

The provision (benefit) for income taxes for the three months and six months ended June 30, 2017 and 2016 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Federal:
Current	$624	$(66)	$881	$(482)
Deferred	23	99	132	1,197
	647	33	1,013	715
State and local:
Current	56	60	102	(261)
Deferred	(181)	80	(380)	(294)
	(125)	140	(278)	(555)
Changes in valuation allowance	119	(56)	251	447
Provision for income taxes	$641	$117	$986	$607

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the three months and six months ended June 30, 2017 and 2016 to income before income taxes as a result of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Income tax, at federal rate	$600	$72	$909	$514
State and local tax, net of federal taxes	(91)	(20)	(174)	(354)
Valuation allowance, net of the federal benefit	132	65	251	447
Other	—	—	—	—
	$641	$117	$986	$607

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will impact the Bank’s tax liability in future years.

Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

At June 30, 2017 and December 31, 2016, the Bank had no unrecognized tax benefits recorded.  The Bank does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Bank recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense.

The Bank is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax.  The Bank is no longer subject to examination by taxing authorities for years before 2013.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2017 and December 31, 2016 are presented below:

	At June 30,	At December 31,
	2017	2016
	(Unaudited)
Deferred tax assets:
Allowance for losses on loans	$4,544	$4,352
Accrued expenses	—	—
Interest on nonaccrual loans	352	525
Unrealized loss on available-for-sale securities	78	86
Amortization of intangible assets	207	219
Deferred rent payable	228	212
Net operating losses	1,591	1,340
Other	11	20
Total gross deferred tax assets	7,011	6,754
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	1,164	1,179
Depreciation and amortization of premises and equipment	398	426
Deferred loan fees	353	303
Other	17	17
Total gross deferred tax liabilities	1,932	1,925
Valuation allowance	1,701	1,450
Net deferred tax assets	$3,378	$3,379

Note 9.	Pension Plans

Defined Benefit Plan: Effective January 1, 2007, the Bank replaced its noncontributory defined benefit pension plan (the “Old Pension Plan”) with a qualified defined contribution plan (the “401(k) Plan”) as noted in more detail below. The Old Pension Plan covered substantially all Bank employees. Employees were eligible to participate after one year of service. Normal retirement age was 65, with an early retirement provided for at age 55. The Old Pension Plan was effectively frozen on May 31, 2007 (the curtailment date) and this resulted in an actuarial reassessment of the Old Pension Plan’s future estimated obligations. All participants that are presently vested with the Old Pension Plan will remain in the Old Pension Plan and will receive the full accrued benefit, as defined, upon retirement, in accordance with the plan document.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

In May of 2015, the Plan was amended to provide an early retirement window from February 19, 2015 to July 1, 2015, for individuals who met certain criteria with regards to age and years of service.  Participants who met the criteria were essentially able to receive their expected retirement benefits three years earlier if they chose to exercise the early retirement option.  The amendment also gave participants the option of receiving their vested pension benefits via a lump sum payment upon retirement.

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the Bank’s consolidated statements of financial condition as of June 30, 2017 and December 31, 2016 using a measurement date as of June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Projected benefit obligation	$(14,108)	$(14,142)
Fair value of plan assets	14,963	15,038
Funded status	$855	$896
Accumulated benefit obligation	$(14,108)	$(14,142)

Amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, consisted of the following components at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Net loss	$(9,249)	$(9,217)

The net periodic benefit cost and amounts recognized in other comprehensive loss are as follows for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Net periodic benefit	$10	$79
Net actuarial gain (loss)	31	(456)
Total recognized in net periodic benefit cost and other comprehensive loss	$41	$(377)

Weighted-average assumptions used by the Bank to determine the net benefit obligations consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used by the Bank to determine the net benefit cost consisted of the following for the three months ended June 30, 2017 and for the year ended December 31, 2016:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

The Bank’s expected rate of return on plan assets is estimated based on the plan’s historical performance of return on assets.

The Bank’s investment policy for plan assets is to manage the portfolio to preserve principal and liquidity while maximizing the return on the plan’s investment portfolio through the full investment of available funds. Plan assets are currently maintained in a guaranteed deposit account with Prudential Retirement Insurance and Annuity Company, earning interest at rates that are determined at the beginning of each year.

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the Bank’s pension plan assets at June 30, 2017 and December 31, 2016 was $14,963 and $15,038, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 2 measurement.

Employer contributions and benefit payments for the six months ended June 30, 2017 and for the year ended December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Employer contribution	$—	$870
Benefits paid	$184	$853

Employee benefit payments expected to be paid in the future are as follows:

As of June 30,
2017	$670
2018	841
2019	840
2020	818
2021	798
Thereafter	3,841
$7,808

Year ending December 31,
2017	$854
2018	841
2019	840
2020	818
2021	798
Thereafter	3,841
$7,992

401(k) Plan: Following is a summary of the provisions of the 401(k) Plan:

On January 1, 2007, the Bank adopted a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. The Bank may elect to provide discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions. No contributions were made for the six months ended June 30, 2017. Contributions were approximately $339 for the year ended December 31, 2016.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Note 10.	Commitments, Contingencies and Credit Risk

Financial Instruments With Off-Balance-Sheet Risk: In the normal course of business, the Bank is party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on the consolidated statements of financial condition. The contractual amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The Bank uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Commitments to grant mortgage loans	$51,720	$33,813
Unfunded commitments under lines of credit	36,680	27,404
Standby letters of credit	6,792	2,487
	$95,192	$63,704

Commitments to Grant Mortgage Loans: Commitments to grant mortgage loans are agreements to lend to a customer as long as all terms and conditions are met as established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Bank does not anticipate any material losses as a result of these transactions.

Unfunded Commitments Under Lines of Credit: Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extension of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and, ultimately, may not be drawn upon to the total extent to which the Bank is committed.

Standby Letters of Credit: Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

Concentration by Geographic Location: Loans, commitments to extend credit and standby letters of credit have been granted to customers who are located primarily in New York City. Generally, the Bank's loans are secured by one-to-four family residences. The loans are expected to be repaid from the borrowers' cash flows.

Lease Commitments: At June 30, 2017, the Bank was obligated under noncancelable operating leases for office space and equipment that expire on various dates through 2031. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Net rental expenses under operating leases, included in occupancy expense, totaled $354 and $337 for the three months ended June 30, 2017 and 2016, respectively.  Net rental expenses under operating leases, included in occupancy expense, totaled $708 and $670 for the six months ended June 30, 2017 and 2016, respectively.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

The projected minimum rental payments under the terms of the leases at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	(Unaudited)
2017	$673	$1,062
2018	1,365	990
2019	1,221	1,011
2020	1,199	1,041
2021	1,235	1,072
Thereafter	9,099	6,654
	$14,792	$11,830

Legal Matters: The Bank is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Bank’s financial condition or results of operations.

Regulatory Agreement: On July 2013, the Bank entered into a formal written agreement (the “Supervisory Agreement”) with the OCC which requires the Bank to take certain actions related to its management and operations, including internal controls. The Bank achieved full compliance with all articles of the formal written agreement.  As a result, the OCC terminated its enforcement action with the Bank as of May 25, 2016.

Note 11.	Fair Value

The following fair value hierarchy is used based on the lowest level of input significant to the fair value measurement. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Bank used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, Short-Term Borrowings Under Repurchase Agreements and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. The Bank did not record these assets and liabilities at fair value on a recurring basis.

Available-for-Sale Securities: These financial instruments are recorded at fair value in the consolidated financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (e.g., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the year.

FHLB Stock: The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. Impaired loans are valued using a present value discounted cash flow method, or the fair value of the collateral. The Bank does not record loans at fair value on a recurring basis.

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is determined from actual bids from bona fide investors.  The Bank classifies these assets as Level 2.

Other Real Estate Owned: Other real estate owned represents real estate acquired through foreclosure, and is recorded at fair value less estimated disposal costs on a nonrecurring basis. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank classifies the asset as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank classifies the asset as Level 3.

Deposits: The fair values of demand deposits, savings, NOW and money market accounts equal their carrying amounts, which represent the amounts payable on demand at the reporting date. Fair values for fixed-term, fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on certificates of deposit to a schedule of aggregated expected monthly maturities on such deposits. The Bank does not record deposits at fair value on a recurring basis.

Advances From the Federal Home Loan Bank: The fair value of the advances is estimated using a discounted cash flow calculation that applies current market-based FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances. The Bank does not record these borrowings at fair value on a recurring basis.

Off-Balance-Sheet Instruments: Fair values for the Bank's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The Bank does not record its off-balance-sheet instruments at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy utilized by the Bank to determine the fair value:

		June 30, 2017
			(Unaudited)
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,658	$—	$24,658	$—
Certificates of Deposit	—	—	—	—
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	1,301	—	1,301	—
GNMA Certificates	3,709	—	3,709	—
	$29,668	$—	$29,668	$—

		December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$41,559	$—	$41,559	$—
Certificates of Deposit	500	—	500	—
Mortgage-Backed Securities:
FHLMC Certificates	216	—	216	—
FNMA Certificates	3,606	—	3,606	—
GNMA Certificates	6,809	—	6,809	—
	$52,690	$—	$52,690	$—

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 and indicate the fair value hierarchy utilized by the Bank to determine the fair value:

	June 30, 2017
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Impaired loans	$24,779	$—	$—	$24,779
Loans held for sale	$2,143	$—	$2,143	$—
Other real estate owned	$—	$—	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$26,075	$—	$—	$26,075
Loans held for sale	$2,143	$—	$2,143	$—
Other real estate owned	$—	$—	$—	$—

Losses on assets carried at fair value on a nonrecurring basis were immaterial for the three months and six months ended June 30, 2017 and 2016, respectively.

The Bank discloses fair value information about financial instruments, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank. The estimated fair value amounts for 2017 and 2016 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

The information presented should not be interpreted as an estimate of the fair value of the entire Bank since a fair value calculation is only required for a limited portion of the Bank's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bank's disclosures and those of other banks may not be meaningful.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

As of June 30, 2017 and December 31, 2016, the recorded book balances and estimated fair values of the Bank's financial instruments were as follows:

	Carrying	Fair Value Measurements
June 30, 2017 (Unaudited)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,496	$9,496	$—	$—	$9,496
Investment securities	29,668	—	29,668	—	29,668
Loans held for sale	2,143	—	2,143	—	2,143
Loans receivable, net	732,520	—	—	748,928	748,928
Accrued interest receivable	2,917	—	2,917	—	2,917
FHLB stock	1,288	1,288	—	—	1,288
Pension plan asset		—	14,963	—	14,963
Financial liabilities:
Deposits:
Demand deposits	91,060	91,060	—	—	91,060
Interest-bearing deposits	205,816	205,816	—	—	205,816
Certificates of deposit	405,530	—	411,406	—	411,406
Advance payments by borrowers for taxes and insurance	4,661	—	4,661	—	4,661
Advances from FHLB	8,000	8,000	—	—	8,000
Accrued interest payable	31	—	31	—	31

December 31, 2016
Financial assets:
Cash and cash equivalents	$11,716	$11,716	$—	$—	$11,716
Investment securities	52,690	—	52,690	—	52,690
Loans held for sale	2,143	—	2,143	—	2,143
Loans receivable, net	642,148	—	—	660,706	660,706
Accrued interest receivable	2,707	—	2,707	—	2,707
FHLB stock	964	964	—	—	964
Pension plan asset		—	15,038	—	15,038
Financial liabilities:
Deposits:
Demand deposits	78,792	78,792	—	—	78,792
Interest-bearing deposits	195,565	195,565	—	—	195,565
Certificates of deposit	368,721	—	368,721	—	368,721
Advance payments by borrowers for taxes and insurance	3,882	—	3,882	—	3,882
Advances from FHLB	3,000	3,000	—	—	3,000
Accrued interest payable	28	—	28	—	28

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2017 and December 31, 2016.

Pension Plan Asset: The pension plan asset included above represents the guaranteed deposit account on the old pension plan. The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 2 measurement.

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Note 12.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s operations and financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). Management believes that, as of June 30, 2017 and December 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers.  The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The capital buffer for the Bank was 9.3% at June 30, 2017 and 11.2% at December 31, 2016.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 as compared to regulatory requirements are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017 (Unaudited)
Total Capital to Risk-Weighted Assets	$108,803	17.34%	$50,189	8.00%	$62,737	10.00%
Tier 1 Capital to Risk-Weighted Assets	100,926	16.09%	37,642	6.00%	50,189	8.00%
Common Equity Tier 1 Capital Ratio	100,926	16.09%	28,232	4.50%	40,779	6.50%
Tier 1 Capital to Total Assets	100,926	12.70%	31,781	4.00%	39,727	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital to Risk-Weighted Assets	$106,190	19.21%	$44,217	8.00%	$55,271	10.00%
Tier 1 Capital to Risk-Weighted Assets	99,240	17.96%	33,163	6.00%	44,217	8.00%
Common Equity Tier 1 Capital Ratio	99,240	17.96%	24,872	4.50%	35,926	6.50%
Tier 1 Capital to Total Assets	99,240	13.32%	29,805	4.00%	37,256	5.00%

Ponce De Leon Federal Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 (Unaudited) and December 31, 2016, and Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

Note 13.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (losses) are as follows:

	June 30, 2017
	(Unaudited)
	December 31, 2016	Current Year Change	June 30, 2017
Unrealized gains (losses) on securities available for sale, net	$(166)	$15	$(151)
Unrealized losses on pension benefits, net	(6,084)	(20)	(6,104)
Total	$(6,250)	$(5)	$(6,255)

	December 31, 2016
	December 31, 2015	Current Year Change	December 31, 2016
Unrealized gains (losses) on securities available for sale, net	$(370)	$204	$(166)
Unrealized gains (losses) on pension benefits, net	(6,385)	301	(6,084)
Total	$(6,755)	$505	$(6,250)

Note 14.	Transactions With Related Parties

Directors and officers of the Bank have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Beginning balance	$1,540	$1,702	$1,573	$1,728
Originations	—	—	—	—
Payments	(31)	(25)	(64)	(51)
Ending balance	$1,509	$1,677	$1,509	$1,677

The Bank held deposits in the amount of $6,138 and $6,856 from officers and directors at June 30, 2017 and December 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "assume," "plan," "seek," "expect," "will," "may," "should," "indicate," "would," "believe," "contemplate," "continue," "target" and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	the impact of the Dodd-Frank Act and the implementing regulations;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;

•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we may own.

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we intend to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Loans Receivable. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at current unpaid principal balances, net of the allowance for loan losses and including net deferred loan origination fees and costs.

Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.

A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment. The accrual of interest on mortgage and business loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due.  Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful.  All nonaccrual loans are considered impaired loans.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or recorded against principal balances only, until qualifying for return to accrual.  Cash-basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, or portion thereof, is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note.  Impairment measurement for all collateral dependent loans, excluding accruing TDR’s is based on the fair value of collateral, less costs to sell, if necessary.  A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

When the Bank modifies a loan in a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful.

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  As of June 30, 2017, the Bank determines the historical loss experience by portfolio segment and it is based on the actual losses experienced by the Bank over a 12 month rolling quarterly period.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Management believes that the allowance for loan losses is appropriate at June 30, 2017.  The allowance for loan losses is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies and audit and accounting firms periodically review the allowance for loan losses. As a result of these reviews, we may be required to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their review.

Refer to Note 1 to the Financial Statements for management’s assessment of recently issued accounting pronouncements.

Securities. Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as "held to maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the consolidated statement of income and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the discounted present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. The sale of a held-to-maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Income Taxes. The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

At June 30, 2017 and December 31, 2016, there were no liabilities recorded related to uncertain tax positions. The Bank is no longer subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2013.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of income.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets were $813.0 million at June 30, 2017, an increase of $68.0 million, or 9.1%, when compared to $745.0 million at December 31, 2016. The increase was primarily attributable to an increase in net loans receivable of $90.4 million. The growth in loans was predominately in adjustable-rate mortgages.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.2 million, or 18.9%, to $9.5 million at June 30, 2017, when compared to $11.7 million at December 31, 2016. The decrease in cash and cash equivalents was primarily driven by the use of such funds to fund, in part, the loan growth experienced.

Net Loans Receivable. Net loans receivable (which excludes $2.1 million of loans held for sale) increased $90.4 million, or 14.1%, to $732.5 million at June 30, 2017 from $642.1 million at December 31, 2016. During the six months ended June 30, 2017, we originated $128.1 million of loans, $53.5 million of which were one-to-four family residential loans, $43.1 million were non-residential loans, of which $22.8 million were multi-family loans, $7.0 million were land and construction loans, $1.4 million were business loans and the remaining $255,000 were consumer loans. Principal repayments and other credits to net loans receivable for the six months ended June 30, 2017 were $37.7 million.

During the six months ended June 30, 2017, one-to-four family investor owned residential real estate loans increased $29.6 million, or 13.0%, to $257.0 million at June 30, 2017 from $227.4 million at December 31, 2016; one-to-four family owner occupied residential real estate loans increased $2.3 million or 2.4%, to $99.9 million at June 30, 2017 from $97.6 million at December 31, 2016; multi-family loans increased $14.0 million, or 8.8%, to $172.2 million at June 30, 2017 from $158.2 million at December 31, 2016; nonresidential mortgages increased $34.2 million, or 28.1%, to $155.7 million at June 30, 2017 from $121.5 million at December 31, 2016; construction and land loans increased $11.8 million, or 38.8%, to $42.1 million at June 30, 2017 from $30.3 million at December 31, 2016. Business loans decreased $1.1 million or 6.8% to $14.7 million at June 30, 2017 from $15.7 at December 31, 2016. Consumer loans remained relatively unchanged.

Available-for-sale securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities and, to a lesser extent, certificates of deposit decreased $23.0 million, or 43.7% to $29.7 million at June 30, 2017 from $52.7 million at December 31, 2016. The decrease was primarily driven by $20.4 million of securities sold, with the funds used to fund, in part, the growth in the loan portfolio.

Deposits.  Total deposits increased $59.3 million, or 9.2%, to $702.4 million at June 30, 2017 from $643.1 million at December 31, 2016. The increase was primarily due to increases in certificates of deposits of $36.8 million, or 10.0%, to $405.5 million at June 30, 2017 from $368.7 million at December 31, 2016 and demand accounts of $12.3 million, or 15.6%, to $91.1 million at June 30, 2017 from $78.8 million at December 31, 2016. In addition, money market accounts increased $6.3 million, or 14.7%, to $49.1 million at June 30, 2017 from $42.8 million at December 31, 2016. The increase in certificates of deposit was mainly due to $39.5 million in brokered deposits and $14.0 million in listing service deposits while the increase in demand deposits is mainly due to an increase of $11.3 million in commercial checking accounts offset by maturities and draws during the period. Brokered and listing service deposits are alternative funding sources that have previously been available to the Bank, but have not historically been used as a funding source. Deposits obtained through a listing service are not considered brokered because the listing service does not engage in the business of placing deposits; it simply compiles information about interest rates offered on certificates of deposit by other insured depository institutions, then makes the list available to subscribing financial institutions. The brokered and listing service certificates of deposit provide the Bank an alternative funding source to fund loan growth and to lock in interest rates and complementary maturity structures in a rising rate environment.

Borrowings. We had outstanding borrowings at June 30, 2017 and December 31, 2016 of $8.0 million and $3.0 million, respectively.  These borrowings are in the form of advances from the Federal Home Loan Bank of New York.  We have historically placed limited reliance on borrowings to fund our operations.  However, as we did during the three months ended June 30, 2017, we may utilize advances from the Federal Home Loan Bank of New York as a supplement to the supply of investable funds.

Total Capital.  Total capital increased $1.7 million, or 1.8%, to $94.7 million at June 30, 2017 from $93.0 million at December 31, 2016. The increase resulted primarily from net income for the six months ended June 30, 2017 of $1.7 million.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

General. Our net income for the quarter ended June 30, 2017 was $1.1 million compared to net income of $96,000 for the quarter ended June 30, 2016, an increase of $1.0 million. The increase was primarily due to a $1.3 million increase in net interest income, a $213,000 increase in non-interest income; partially offset by an increase in income tax expense of $524,000.

Interest Income.  Interest and dividend income increased $1.5 million, or 17.9%, to $9.7 million for the quarter ended June 30, 2017 from the comparable quarter in 2016. Interest income on loans increased $1.7 million primarily due to a $111.7 million increase in the average balance of loans during the second quarter of 2017 compared to the same quarter in 2016. Interest income on securities available for sale decreased $200,000 primarily due to a 43 basis point decrease in average yield on the securities portfolio and a $44.8 million decrease in the average balance of the securities portfolio during the quarter ended June 30, 2017 mainly due to $20.4 million of securities sold in order to help fund the growth in the loan portfolio.

Interest Expense.  Total interest expense increased $134,000 or 9.0%, to $1.6 million for the quarter ended June 30, 2017 from $1.5 million for the quarter ended June 30, 2016. Interest expense on deposit accounts increased $102,000 or 6.9%, to $1.6 million for the quarter ended June 30, 2017 from $1.5 million for the quarter ended June 30, 2016. The increase between comparable quarters in 2017 and 2016 was primarily due to a $33,000 increase in interest expense on certificates of deposit resulting from a $3.0 million, or 0.8%, increase in the average balance of these certificates. Interest expense on savings accounts increased $55,000 during the quarter ended June 30, 2017, and interest expense on checking and money market accounts increased $14,000 from the comparable quarter in 2016. The increases in interest expense in the deposit portfolios reflect the interest rate environment that the Bank is currently operating within.

Interest expense on FHLB advances increased $32,000 and the average balance of advances increased $10.6 million for the three months ended June 30, 2017, as compared to the same three month period in 2016, while the average cost of these advances was 1.21%. The Bank did not have any advances outstanding for the three month period ended June 30, 2016. The increase in the average balance of advances is due to management utilizing FHLB advances in 2017 as a funding source for loan originations.

Net Interest Income.  Net interest income increased $1.3 million, or 19.9%, to $8.1 million for the quarter ended June 30, 2017 compared to $6.7 million for the quarter ended June 30, 2016, primarily as a result of increasing loan volumes combined with higher yields on the overall loan portfolio. While interest expense on interest-bearing liabilities increased due to increased volumes, the yield on the overall interest bearing liabilities remained essentially unchanged. Average interest-earning assets increased $62.2 million primarily due to a $111.7 million increase in average outstanding loans during the quarter. Interest-bearing liabilities increased $42.4 million from the same quarter in 2016 due to the funding needed for the increase in lending experienced during the second quarter of 2017. The interest rate spread increased 37 basis points to 4.07% for the quarter ended June 30, 2017 from 3.70% for the comparable quarter in 2016. Our net interest margin increased 38 basis points to 4.29% for the second quarter of 2017 from 3.91% for the quarter ended June 30, 2016.

Provision for Loan Losses.  The provision for loan losses decreased $28,000, or 11.9%, to $207,000 for the quarter ended June 30, 2017 from $235,000 for the same quarter in 2016. The decrease in the provision for loan losses was due to the improving quality of the loan portfolio as total delinquencies and the level of nonperforming loans decreased. To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and as a result of such reviews we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $213,000, or 31.7%, to $884,000 for the quarter ended June 30, 2017 from $671,000 for the comparable quarter in 2016. The increase was due to an increase in loan volume during the second quarter of 2017 compared to the same quarter in 2016, which resulted in increased loan fees of $156,000 and increased brokerage commissions of $98,000. Other non-interest income decreased $37,000, or 12.6%, to $256,000 and service fees decreased $4,000, or 1.7%, during the second quarter of 2017 compared to the same quarter in 2016.

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$225	$229	$(4)	(1.7%)	$454	$467	$(13)	(2.8%)
Brokerage commissions	168	70	98	140.0%	286	249	37	14.9%
Late and prepayment charges	235	79	156	197.5%	446	146	300	205.5%
Other	256	293	(37)	(12.6%)	456	350	106	30.3%
Total noninterest income	$884	$671	$213	31.7%	$1,642	$1,212	$430	35.5%

Non-interest Expenses. Non-interest expense increased $30,000 or 0.4%, to $7.0 million for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. The increase was due in part to a $269,000, or 7.3%, increase in salary and employee benefits to $4.0 million in the second quarter of 2017 from $3.7 million for the comparable quarter in 2016 caused by staffing demands, normal salary increases and an increase in the cost of medical insurance coverage. Data processing expense increased $32,000 or 8.4%, to $413,000 during the quarter ended June 30, 2017 from $381,000 for the quarter ended June 30, 2016, mainly due to ongoing improvements in products and technologies. Insurance and surety bond premiums decreased $56,000, or 41.5%, to $79,000 for the six months ended June 30, 2017 from $135,000 for the six months ended June 30, 2016. FDIC deposit insurance premiums decreased $161,000, or 73.5%, to $58,000 for the six months ended June 30, 2017 from $219,000 for the six months ended June 30, 2016. Both of these decreases were due to upgrades in regulatory risk categories. Other non-interest expense decreased $54,000 or 2.1%, to $2.5 million during the second quarter of 2017 from $2.5 million for the comparable quarter in 2016 due primarily to decreased costs related to the lending function.

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,956	$3,687	$269	7.3%	$7,785	$7,352	$433	5.9%
Occupancy	1,400	1,363	37	2.7%	2,826	2,770	56	2.0%
Data processing	413	381	32	8.4%	866	751	115	15.3%
Direct loan expense	184	211	(27)	(12.8%)	379	464	(85)	(18.3%)
Insurance and surety bond premiums	79	135	(56)	(41.5%)	161	272	(111)	(40.8%)
Office supplies, telephone and postage	282	279	3	1.1%	536	540	(4)	(0.7%)
Federal deposit insurance premiums	58	219	(161)	(73.5%)	124	444	(320)	(72.1%)
Other operating expenses	623	690	(67)	(9.7%)	1,414	1,329	85	6.4%
Total noninterest expense	$6,995	$6,965	$30	0.4%	$14,091	$13,922	$169	1.2%

Income Tax Expense. Income tax expense, which is primarily based on operating results, increased $524,000 due to increased net income for the quarter ended June 30, 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016

General.  Our net income for the six months ended June 30, 2017 was $1.7 million compared to net income of $904,000 for the six months ended June 30, 2016, an increase of $783,000 or 86.6%. The increase was primarily due to a $1.5 million increase in net interest income and a $430,000 increase in non-interest income. These increases were partially offset by a $570,000 increase in the loan loss provision, an increase in non-interest expense of $170,000 and an increase in income tax expense of $379,000 during the first six months of 2017.

Interest Income.  Interest and dividend income increased $1.7 million, or 9.9%, to $18.5 million for the six months ended June 30, 2017 from $16.8 million for the comparable six months in 2016. Interest income on loans increased $2.0 million primarily due to a $97.0 million increase in the average balance of loans during the first six months of 2017 compared to the same six month period in 2016, partially offset by a 19 basis point decrease in the average yield on loans. Interest income on securities available for sale decreased $321,000 primarily due to a 22 basis point decrease in average yield on the securities portfolio combined with a $37,000 decrease in the average balance mainly attributable to $20.4 million in sales of securities during the six months ended June 30, 2017. Interest income on other investments increased $17,000 in the first six months of 2017 compared to the same period in 2016.

Interest Expense.  Total interest expense increased $196,000, or 6.7%, to $3.1 million for the six months ended June 30, 2017 from $2.9 million for the six months ended June 30, 2016. Interest expense on deposit accounts increased $141,000 or 4.9%, to $3.1 million for the six months ended June 30, 2017 from $2.9 million for the six months ended June 30, 2016. The increase between comparable six month periods in 2017 from 2016 was primarily due to increases in interest expense on savings accounts of $109,000 and on checking and money market accounts of $19,000. Certificates of deposit interest expense remained unchanged at $2.7 million. The increases in interest expense in the deposit portfolios reflect the interest rate environment that the Bank is currently operating within.

Interest expense on FHLB advances increased $54,000 or 771.4%, to $61,000 for the six months ended June 30, 2017 from $7,000 for the six months ended June 30, 2016. The average balance of advances increased $9.8 million to $11.8 million for the six months ended June 30, 2017 from $2.0 million for the same six month period in 2016, while the average cost of these advances increased 40 basis points to 1.04% from 0.64%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations.

Net Interest Income. Net interest income increased $1.5 million or 10.6%, to $15.4 million for the six months ended June 30, 2017 compared to $13.9 million for the six months ended June 30, 2016, primarily as a result of increasing loan volumes offset by a lower yield on the overall loan portfolio. While interest expense on interest-bearing liabilities increased due to increased volumes, the yield on overall interest-bearing liabilities remained essentially unchanged. Average interest-earning assets increased $56.7 million primarily due to a $97.0 million increase in average loans outstanding during the six months ended June 30, 2017. Interest-bearing liabilities increased $36.0 million from the comparable six month period in 2016 in order to help fund the increase in lending experienced during the first six months of 2017. The interest rate spread increased 9 basis points to 3.98% for the six months ended June 30, 2017 from 3.89% for the comparable six months in 2016. Our net interest margin increased 10 basis points to 4.19% for the first six months of 2017 from 4.09% for the six months ended June 30, 2016.

Provision for Loan Losses. The provision for loan losses increased $571,000, or 183.0%, to $259,000 for the six months ended June 30, 2017 from a recovery of $312,000 for the same six month period in 2016.

Non-Interest Income. Non-interest income increased $430,000 or 35.5%, to $1.6 million for the six months ended June 30, 2017 from $1.2 million for the comparable six months in 2016. The increase was due primarily to a loan held for sale which was sold in March 2016 with a loss of $116,000, which reduced other non-interest income by such amount for the six months ended June 30, 2016. During the six months ended June 30, 2017, other non-interest income increased $106,000, or 30.3%, to $456,000, compared to $350,000 for the same period in 2016.

Non-Interest Expense. Non-interest expense increased $169,000 or 1.2%, to $14.1 million for the six months ended June 30, 2017 compared to $13.9 million for the six months ended June 30, 2016. The increase was due in part to a $433,000 or 5.9%, increase in salary and employee benefits to $7.8 million in the six months ended June 30, 2017 from $7.4 million for the comparable six month period in 2016 caused by staffing demands, normal salary increases and an increase in the cost of medical insurance coverage. Occupancy expense remained essentially unchanged at $2.8 million for the six months ended June 30, 2017 and June 30, 2016. Data processing expenses increased $116,000, or 15.4%, to $866,000 during the six months ended June 30, 2017 from $751,000 for the six months ended June 30, 2016. The increase was mainly due to the ongoing improvements in products and technologies. Insurance and surety bond premiums decreased $111,000, or 40.8%, to $161,000 for the six months ended June 30, 2017 from $272,000 for the six months ended June 30, 2016. FDIC deposit insurance premiums decreased $320,000, or 72.1%, to $124,000 for the six months ended June 30, 2017 from $444,000 for the six months ended June 30, 2016. Both of these decreases were due to upgrades in regulatory risk categories. Other noninterest expenses increased $85,000, or 6.4%, to $1.4 million during the six months ended June 30, 2017 from the comparable six month period in 2016.

Income Tax Expense. Income tax expense, which is primarily based on operating results, increased $379,000 due to increased net income for the six months ended June 30, 2017.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	June 30,	For the Three Months Ended June 30,
	2017	2017			2016
		Average			Average
		Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
		(Dollars in thousands)
Interest-earning assets:
Loans	5.40%	$709,330	9,581	5.42%	$597,622	7,922	5.33%
Available-for-sale securities	1.42%	34,251	90	1.05%	79,054	290	1.48%
Other (2)	0.63%	11,752	33	1.13%	16,478	17	0.41%
Total interest-earning assets		755,333	9,704	5.15%	693,154	8,229	4.77%
Non-interest-earning assets		33,568			34,281
Total assets		$788,901			$727,435
Interest-bearing liabilities:
Savings accounts	0.38%	$128,004	123	0.39%	$123,625	68	0.22%
Interest-bearing demand	0.22%	74,862	37	0.20%	51,918	23	0.18%
Certificates of deposit	1.54%	380,664	1,428	1.50%	377,693	1,395	1.49%
Total deposits		583,530	1,588	1.09%	553,236	1,486	1.08%
Advance payments by borrowers	0.07%	6,596	1	0.06%	5,098	1	0.08%
Borrowings	1.15%	10,648	32	1.21%	(1)	—	0.00%
Total interest-bearing liabilities		600,774	1,621	1.08%	558,333	1,487	1.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand		89,793	—		63,474	—
Other non-interest-bearing liabilities		3,396	—		3,198	—
Total non-interest-bearing liabilities		93,189	—		66,672	—
Total liabilities		693,963	1,621		625,005	1,487
Total equity		94,938			91,973
Total liabilities and total equity		$788,901		1.08%	$716,978		1.07%
Net interest income			$8,083			$6,742
Net interest rate spread (3)				4.07%			3.70%
Net interest-earning assets (4)		$154,559			$134,821
Net interest margin (5)				4.29%			3.91%
Average interest-earning assets to interest-bearing liabilities				125.73%			124.15%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	June 30,	For the Six Months Ended June 30,
	2017	2017			2016
		Average			Average
		Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
		(Dollars in thousands)
Interest-earning assets:
Loans	5.40%	$685,883	18,172	5.34%	$588,864	16,201	5.53%
Available-for-sale securities	1.42%	43,246	273	1.27%	79,850	593	1.49%
Other (2)	0.63%	10,862	52	0.97%	14,625	35	0.48%
Total interest-earning assets		739,991	18,497	5.04%	683,339	16,829	4.95%
Non-interest-earning assets		33,229			34,508
Total assets		$773,220			$717,847
Interest-bearing liabilities:
Savings accounts	0.38%	$127,890	245	0.39%	$123,598	136	0.22%
Interest-bearing demand	0.22%	73,502	64	0.18%	52,237	45	0.17%
Certificates of deposit	1.54%	371,617	2,744	1.49%	371,919	2,731	1.48%
Total deposits		573,009	3,053	1.07%	547,754	2,912	1.07%
Advance payments by borrowers	0.07%	5,766	2	0.07%	4,457	2	0.09%
Borrowings	1.15%	11,795	61	1.04%	2,033	6	0.59%
Total interest-bearing liabilities		590,570	3,116	1.06%	554,244	2,920	1.06%
Non-interest-bearing liabilities:
Non-interest-bearing demand		84,957	—		67,763	—
Other non-interest-bearing liabilities		3,322	—		3,217	—
Total non-interest-bearing liabilities		88,279	—		70,980	—
Total liabilities		678,849	3,116		625,224	2,920
Total equity		94,371			92,623
Total liabilities and total equity		$773,220		1.06%	$717,847		1.06%
Net interest income			$15,381			$13,909
Net interest rate spread(3)				3.98%			3.89%
Net interest-earning assets (4)		$149,421			$129,095
Net interest margin (5)				4.19%			4.09%
Average interest-earning assets to
interest-bearing liabilities				125.30%			123.29%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$1,507	$152	$1,659	$2,586	$(615)	$1,971
Securities	(134)	(66)	(200)	(241)	(79)	(320)
Other	(6)	22	16	(11)	28	17
Total interest-earning assets	1,367	108	1,475	2,334	(666)	1,668
Interest-bearing liabilities:
Savings accounts	2	53	55	5	104	109
Interest-bearing demand	11	3	14	19	—	19
Certificates of deposit	11	22	33	(2)	15	13
Total deposits	24	78	102	22	119	141
Advance payment by borrowers	—	—	—	1	(1)	—
Borrowings	32	—	32	48	7	55
Total interest-bearing liabilities	56	78	134	71	125	196
Change in net interest income	$1,311	$30	$1,341	$2,263	$(791)	$1,472

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling solution that is prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•	reducing our reliance on higher costing certificates of deposit;
•	growing our volume of transaction deposit accounts; and
•

continue to offer only adjustable rate loans on the multifamily and nonresidential mortgages with adjustments that are based on a spread ranging between 2.75% to 3.00% over the five year Federal Home Loan Bank of New York rate.

By following these strategies, we believe that we will be better positioned to react to increases in market interest rates. In addition, we hired an experienced Senior Vice President of Retail and Commercial Banking who will be responsible for the oversight of the Sales and Marketing Department, Branch Operations Control Department, Regional Commercial Relationship Officers and Retail Banking.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 100 basis point increments, with changes in interest rates representing immediate and permanent shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.

The table below sets forth, as of June 30, 2017, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$27,549	-9.71%
+300	28,682	-6.00%
+200	29,587	-3.04%
+100	30,224	-0.95%
Level	30,513	0.00%
-100	30,260	-0.83%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2017, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 3.04% decrease in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 0.83% decrease in net interest income.

Net Present Value. We also compute amounts by which the net present value of our assets and liabilities (net present value or "NPV") would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 100 basis point increments, with changes in interest rates representing immediate and permanent shifts in the yield curve.

The table below sets forth, as of June 30, 2017, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$98,098	$(30,526)	-23.73%	12.87%	(244)
+300	107,476	(21,148)	-16.44%	13.74%	(156)
+200	116,001	(12,623)	-9.81%	14.46%	(84)
+100	123,502	(5,121)	-3.98%	15.03%	(28)
------	128,624	—	0.00%	15.30%	—
-100	132,566	3,942	3.06%	15.46%	15

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2017, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 9.81% decrease in net economic value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 3.06% increase in net economic value.

GAP Analysis. In addition, we analyze our interest rate sensitivity by monitoring our interest rate sensitivity "gap." Our interest rate sensitivity gap is the difference between the amount of our interest-earning assets maturing or repricing within a specific time period and the amount of our interest bearing-liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2017, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$5,400	$5,400	$5,400	$5,400	$5,400	$5,400	$5,400	$4,096	$9,496
Securities	471	1,589	3,040	17,985	29,897	29,897	29,897	(228)	29,669
Net loans (includes LHFS)	56,086	98,383	172,280	296,340	664,144	735,970	735,970	(1,306)	734,664
FHLB Stock	—	—	—	—	1,288	1,288	1,288	—	1,288
Other assets	—	—	—	—	3	3	3	37,876	37,879
Total	$61,957	$105,372	$180,720	$319,725	$700,732	$772,558	$772,558	$40,438	$812,996
Liabilities:
Non-maturity deposits	$204,837	$204,837	$204,837	$204,837	$204,837	$204,837	$204,837	$87,891	$292,728
Certificates of deposit	41,374	85,132	154,634	242,020	403,669	405,530	405,530	—	405,530
Other liabilities	8,000	8,000	8,000	8,000	8,000	8,000	8,000	12,064	20,064
Total liabilities	254,211	297,969	367,471	454,857	616,506	618,367	618,367	99,955	718,322
Capital	—	—	—	—	—	—	—	94,674	94,674
Total liabilities and capital	$254,211	$297,969	$367,471	$454,857	$616,506	$618,367	$618,367	$194,629	$812,996
Asset/liability gap	$(192,254)	$(192,597)	$(186,751)	$(135,132)	$84,226	$154,191	$154,191
Gap/assets ratio	24.37%	35.36%	49.18%	70.29%	113.66%	124.94%	124.94%

At June 30, 2017, our asset/liability gap from zero days to one year was ($186.7) million, resulting in a gap/assets ratio of 49.18%.

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2016, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2016, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$6,920	$6,920	$6,920	$6,920	$6,920	$6,920	$6,920	$4,796	$11,716
Securities	596	3,268	9,368	40,612	52,243	52,942	52,942	(252)	52,690
Net loans (includes LHFS)	46,325	86,334	163,005	283,027	579,173	645,082	645,082	(763)	644,319
FHLB Stock	—	—	—	—	964	964	964	—	964
Other assets	—	—	—	—	7	7	7	35,287	35,294
Total	$53,841	$96,522	$179,293	$330,559	$639,307	$705,915	$705,915	$39,068	$744,983
Liabilities:
Non-maturity deposits	$197,285	$197,285	$197,285	$197,285	$197,285	$197,285	$197,285	$74,529	$271,814
Certificates of deposit	52,597	98,133	166,781	236,755	366,562	368,721	368,721	—	368,721
Other liabilities	3,000	3,000	3,000	3,000	3,000	3,000	3,000	8,456	11,456
Total liabilities	252,882	298,418	367,066	437,040	566,847	569,006	569,006	82,985	651,991
Capital	—	—	—	—	—	—	—	92,992	92,992
Total liabilities and capital	$252,882	$298,418	$367,066	$437,040	$566,847	$569,006	$569,006	$175,977	$744,983
Asset/liability gap	$(199,041)	$(201,896)	$(187,773)	$(106,481)	$72,460	$136,909	$136,909
Gap/assets ratio	21.29%	32.34%	48.84%	75.64%	112.78%	124.06%	124.06%

At December 31, 2016, our asset/liability gap from zero days to one year was ($187.8 million), resulting in a gap/assets ratio of 48.84%.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and NPV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and NPV and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2017 and December 31, 2016, we had $8.0 million and $3.0 million, respectively, of outstanding advances from the Federal Home Loan Bank of New York, on an overnight line of credit basis and also had a guarantee from the Federal Home Loan Bank of New York through a standby letter of credit of $3.6 million.  At June 30, 2017, we had eligible collateral of approximately $174.4 million in mortgage loans available to secure advances from the Federal Home Loan Bank of New York.  At June 30, 2017 and December 31, 2016, we had the ability to borrow up to $25.0 million under repurchase agreements with three brokers.  We had no securities sold under repurchase agreements with brokers as of June 30, 2017 and December 31, 2016.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash (used in) operating activities was $(1.2) million and $(0.6) million for the three months ended June 30, 2017 and 2016, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(32.3) million and $(9.8) million for the three months ended June 30, 2017 and 2016, respectively.  Net cash provided by financing activities, consisting of activities in deposit accounts, was $26.5 million and $7.5 million for three months ended June 30, 2017 and 2016, respectively.

Net cash provided by operating activities was $1.8 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(68.2) million and $(14.7) million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts, was $64.3 million and $21.7 million for the six months ended June 30, 2017 and 2016, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2017 and December 31, 2016, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2017 and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category. See "Historical and Pro Forma Regulatory Capital Compliance."

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2017 and December 31, 2016, we had outstanding commitments to originate loans of $95.1 million and $63.7 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $156.5 million and from December 31, 2016 totaled $168.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15€ promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business.  At June 30, 2017, we were not involved in any legal proceedings the outcome of which we be believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus.  The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibits Index following the signature page to this Form10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: September 8, 2017	By:	/s/ Steven A. Tsavaris
Steven A. Tsavaris
Chairman and Chief Executive Officer

Date: September 8, 2017	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.