Form 10-Q
period 2017-09-30
PDL Community Bancorp
filed 2017-11-14
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38224

PDL Community Bancorp

(Exact Name of Registrant as Specified in its Charter)

Federal	82-2857928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2244 Westchester Avenue Bronx, NY	10462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 931-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2017, the registrant had 18,463,028 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2017 (Unaudited) and December 31, 2016

(Dollars in thousands, except for share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks (Note 2):
Cash	$4,716	$4,796
Interest-bearing deposits in banks	51,629	6,920
Total cash and cash equivalents	56,345	11,716
Available-for-sale securities, at fair value (Note 3)	29,312	52,690
Loans held for sale	—	2,143
Loans receivable, net of allowance for loan losses - 2017 $11,147; 2016 $10,205 (Note 4)	767,721	642,148
Accrued interest receivable	3,132	2,707
Other real estate owned	—	—
Premises and equipment, net (Note 5)	25,729	26,028
Federal Home Loan Bank Stock (FHLB), at cost	1,448	964
Deferred tax assets (Note 8)	5,563	3,379
Other assets	3,013	3,208
Total assets	$892,263	$744,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$698,655	$643,078
Accrued interest payable	32	28
Advance payments by borrowers for taxes and insurance	5,967	3,882
Advances from the Federal Home Loan Bank (Note 7)	15,000	3,000
Other liabilities	4,101	2,003
Total liabilities	723,755	651,991
Commitments and contingencies (Note 10)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and outstanding at September 30, 2017	185	—
Additional paid-in-capital	84,099	—
Retained earnings	97,719	99,242
Accumulated other comprehensive loss (Note 13)	(6,257)	(6,250)
Unearned compensation - ESOP; 723,751 shares	(7,238)	—
Total stockholders' equity	168,508	92,992
Total liabilities and stockholders' equity	$892,263	$744,983

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest on loans receivable	$9,893	$8,128	$28,065	$24,330
Interest and dividends on investment securities and FHLB stock	271	243	596	870
Total interest and dividend income	10,164	8,371	28,661	25,200
Interest expense:
Interest on certificates of deposit	1,574	1,386	4,318	4,117
Interest on other deposits	176	104	487	287
Interest on borrowings	66	1	126	7
Total interest expense	1,816	1,491	4,931	4,411
Net interest income	8,348	6,880	23,730	20,789
Provision for loan losses (recovery) (Note 4)	238	116	497	(196)
Net interest income after provision for loan losses (recovery)	8,110	6,764	23,233	20,985
Noninterest income:
Service charges and fees	231	238	684	704
Brokerage commissions	167	133	453	382
Late and prepayment charges	157	111	603	257
Other	213	156	676	506
Total noninterest income	768	638	2,416	1,849
Noninterest expense:
Compensation and benefits	4,220	3,635	12,005	10,986
Occupancy expense	1,412	1,410	4,235	4,181
Data processing expenses	316	490	1,181	1,240
Direct loan expenses	189	214	558	678
Insurance and surety bond premiums	44	97	205	369
Office supplies, telephone and postage	250	279	786	819
FDIC deposit insurance assessment	122	102	246	546
Charitable foundation contributions	6,293	—	6,293	—
Other operating expenses	884	654	2,320	1,983
Total noninterest expense	13,730	6,881	27,829	20,802
Income (loss) before income taxes	(4,852)	521	(2,180)	2,032
Provision (benefit) for income taxes (Note 8)	(1,643)	239	(657)	846
Net income (loss)	$(3,209)	$282	$(1,523)	$1,186

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income (loss)	$(3,209)	$282	$(1,523)	$1,186
Net change in unrealized gains on securities available-for-sale:
Unrealized gains	47	270	73	776
Income tax effect	(17)	(92)	(25)	(264)
Unrealized gains on securities, net	30	178	48	512
Pension benefit liability adjustment:
Net loss during the period	(53)	—	(84)	—
Income tax effect	18	—	29	—
Pension liability adjustment, net of tax	(35)	—	(55)	—
Total other comprehensive income (loss), net of tax	(5)	178	(7)	512
Total comprehensive income (loss)	$(3,214)	$460	$(1,530)	$1,698

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016 (Unaudited) and Year Ended December 31, 2015

(Dollars in thousands, except share data)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Loss	ESOP	Total
Balance, December 31, 2014	—	$—	$—	$95,299	$(5,699)	$—	$89,600
Net income	—	—	—	2,518	—	—	2,518
Other comprehensive loss, net of tax	—	—	—	—	(1,056)	—	(1,056)
Balance, December 31, 2015	—	—	—	97,817	(6,755)	—	91,062
Net income	—	—	—	1,186	—	—	1,186
Other comprehensive income, net of tax	—	—	—	—	512	—	512
Balance, September 30, 2016 (Unaudited)	—	$—	$—	$99,003	$(6,243)	$—	$92,760

Balance, December 31, 2016	—	$—	$—	$99,242	$(6,250)	$—	$92,992
Net income (loss)	—	—	—	(1,523)	—	—	(1,523)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	(7)
Issuance of common stock, $0.01 par value; to the mutual holding company	9,545,387	96	—	—	—	—	96
Issuance of common stock, $0.01 par value; for initial public offering, net of costs of $4,988	8,308,361	83	78,012	—		—	78,095
Issuance of common stock, $0.01 par value; to The Ponce De Leon Foundation	609,280	6	6,087	—		—	6,093
Unearned ESOP- 723,751 shares , $0.01 par value	—	—	—	—		(7,238)	(7,238)
Balance, September 30, 2017 (Unaudited)	18,463,028	$185	$84,099	$97,719	$(6,257)	$(7,238)	$168,508

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(1,523)	$1,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities, net	48	1
(Gain) loss on sale of loans	108	13
Loss on sale of available-for-sale securities	6	—
Gain on sale of other real estate owned	—	(4)
Provision for (recovery from) loan losses	497	(196)
Depreciation and amortization	1,205	1,251
Amortization of core deposit intangible assets	—	108
Charitable foundation contribution expense	6,093	—
Deferred income taxes	(2,180)	(85)
Changes in assets and liabilities:
Increase in accrued interest receivable	(425)	(17)
(Decrease) increase in other assets	196	(216)
Increase (decrease) in accrued interest payable	4	(2)
Net increase in other liabilities	2,014	1,300
Net cash provided by operating activities	6,043	3,339
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	12,632	1,800
Purchases of FHLB Stock	(13,116)	(1,467)
Purchases of available-for-sale securities	—	(25,914)
Proceeds from sale of available-for-sale securities	20,374	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	3,023	45,363
Proceeds from sales of loans	2,967	3,926
Net increase in loans	(127,003)	(49,018)
Proceeds from sale of other real estate owned	—	80
Purchases of premises and equipment	(906)	(473)
Net cash used in investing activities	(102,029)	(25,703)

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Cash Flows From Financing Activities:
Net increase in deposits	$57,662	$38,108
Proceeds from issuance of common stock	78,191	—
Funds loaned to the ESOP	(7,238)	—
Proceeds from FHLB advances	288,000	270,000
Repayments of FHLB advances	(276,000)	(278,000)
Net cash provided by financing activities	140,615	30,108
Net increase in cash and cash equivalents	44,629	7,744
Cash and Cash Equivalents:
Beginning	11,716	12,694
Ending	$56,345	$20,438
Supplemental Disclosures:
Cash paid during the year:
Interest	$4,927	$4,417
Income taxes	$1,474	$1,000
Supplemental Disclosures of Noncash Investing Activities:
Transfer of loans and loans held for sale to other real estate owned	$—	$—
Transfer of loans to loans held for sale	$—	$2,779
Transfer of loans held for sale to loans	$2,143	$—

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The unaudited interim Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2016 and 2015 and notes thereto included in the Company’s prospectus, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, on August 10, 2017.

The unaudited interim Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiary Ponce Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of PFS Service Corp., which owns some of the Bank’s real property, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity.  All significant intercompany transactions and balances have been eliminated in consolidation.

Reorganization and Stock Offering:

On September 29, 2017, Ponce De Leon Federal Bank reorganized into a two-tier mutual holding company structure with a mid-tier stock holding company.  The Company sold 8,308,361 shares of common stock at $10.00 per share, including 723,751 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”).  In addition, the Company issued 9,545,387 shares to Ponce Bank Mutual Holding Company, the Company’s mutual holding company parent (the “MHC”) and 609,280 shares to The Ponce De Leon Foundation (“Foundation”), a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community.  A total of 18,463,028 shares of common stock were outstanding following the completion of the stock offering. As a result of the reorganization, the reporting entity changed from Ponce De Federal Bank to PDL Community Bancorp.

The direct costs of the Company’s stock offering of $4,988 were deferred and deducted from the proceeds of the offering.

Nature of Operations:

The Bank is a federally chartered savings association headquartered in the Bronx, New York.  Ponce De Leon Federal Bank was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association.  In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.”  In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.”   Upon the completion of its reorganization into the MHC, the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by a federally chartered stock savings bank, owned 100% by PDL Community Bancorp and known as and conducting business under the name “Ponce Bank.” The Bank will continue to be subject to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business is conducted through the administrative office and 13 branch offices.  The banking offices are located in the Bronx, Manhattan, Queens and Brooklyn, New York and Union City, New Jersey.  The primary market area currently consists of the New York City metropolitan area.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residences (both investor-owned and owner-occupied), multifamily residences, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. Government and federal agency securities and securities issued by government-sponsored or owned enterprises, as well as, mortgage-backed securities and Federal Home Loan Bank stock.   The Company offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

The following is a summary of the Company’s significant accounting policies:

Use of Estimates:

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

Interim Financial Statements:

The interim financial statements at September 30, 2017, and for the three months and nine months ended September 30, 2017 and 2016 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months and nine months ended September 30, 2017, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2017, or any other period.

Significant Group Concentrations of Credit Risk:

Most of the Bank’s activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions. Note 3 discusses the types of securities in which the Bank invests in. Notes 4 and 10 discuss the types of lending that the Bank engages in, and other concentrations.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and amounts due from banks (including items in process of clearing). For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans originated by the Company, interest-bearing deposits in financial institutions, and deposits are reported net.

Securities:

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as “held to maturity” and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. The sale of a held-to-maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

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

A loan is moved to nonaccrual status typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due.  Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful.  All nonaccrual loans are considered impaired loans.

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

Allowance for Loan Losses:

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note.  Impairment measurement for all collateral dependent loans, excluding accruing TDR’s is based on the fair value of collateral, less costs to sell, if necessary.  A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

When a loan is modified in a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful.

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors.   As of September 30, 2017, the historical loss experience is determined by portfolio segment and is based on the actual loss experienced over a rolling 12 quarter average period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. These risk categories and relevant risk characteristics are as follows:

Residential and Multifamily Mortgage Loans:

The majority of loans are secured by first mortgages. Residential and multifamily mortgage loans are typically underwritten with loan-to-value ratios ranging from 65% to 90%. The primary risks involved in residential mortgages are the borrower’s loss of employment, or other significant event, that negatively impacts the source of repayment. Additionally, a serious decline in home values could jeopardize repayment in the event that the underlying collateral needs to be liquidated to pay off the loan.

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

Construction and Land Loans:

Construction real estate loans consist of vacant land and property that is in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that government approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally have terms of six months to two years during the construction period with fixed rates or interest rates based on a designated index.

Business Loans:

Business loans are loans for commercial, corporate and business purposes, including issuance of letters of credit. These loans are secured by business assets or may be unsecured. Repayment of these loans is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert acquired assets to operating revenue. They possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate. Business loans generally have terms of five years to seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the businesses.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Consumer Loans:

Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes.

Loans Held for Sale:

Loan sales occur from time to time as part of strategic business or regulatory compliance initiatives.  Loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by expected bid prices from potential investors. Loans are sold without recourse and servicing released. When a loan is transferred from portfolio to held-for-sale and the fair value is less than cost, a charge-off is recorded against the allowance for loan losses. Subsequent declines in fair value, if any, are charged against earnings.

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales when all of the components meet the definition of a participating interest and when control over the assets has been surrendered. A participating interest generally represents (1) a proportionate (pro rata) ownership interest in an entire financial asset, (2) a relationship where from the date of transfer all cash flows received from the entire financial asset are divided proportionately among the participating interest holders in an amount equal to their share of ownership, (3) the priority of cash flows has certain characteristics, including no reduction in priority, subordination of interest, or recourse to the transferor other than standard representation or warranties, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to pledge or exchange the entire financial asset. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement to repurchase them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

Premises and Equipment:

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

Impairment of Long-Lived Assets:

Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Other Real Estate Owned:

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

Income Taxes:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

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

As of September 30, 2017 and December 31, 2016, there are no liabilities recorded related to uncertain tax positions. Income tax returns filed for years before 2013 are no longer subject to income tax examinations by U.S. federal, state or local tax authorities.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of income (loss).

Related Party Transactions:

Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 14 contains details regarding related party transactions.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Compensation and Benefit Plans:

Defined Benefit Plan:

The noncontributory defined benefit pension plan was effectively frozen on May 31, 2007. The funding policy is to contribute annually the amounts sufficient to meet the minimum funding standards established by the Employee Retirement Income Security Act (“ERISA”) and such additional amounts as determined by management based on actuary recommendations.

Employee Stock Ownership Plan:

Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned ESOP shares at the average fair market value of the shares during the year.  Compensation expense is recognized ratably over the service period based upon the management’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, unrecognized gains and losses on actuarial experience and prior service cost of the defined benefit plan, which are also recognized as separate components of equity.

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the operations and financial position of the Company.

Fair Value of Financial Instruments:

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 11.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

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

Earnings Per Share (“EPS”):

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. The conversion and reorganization from a mutual to a stock entity became effective as of September 29, 2017, one day prior to the end of the 3rd Quarter of 2017. The EPS for one day is de minimis, hence no EPS is reported for the nine months period ended September 30, 2017.

Recent Accounting Pronouncements

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to nonpublic companies.  As of September 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB reported that the main objective in developing this new ASU was to enhance the reporting model for financial instruments, to provide users of financial statements with more useful information. The update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It addresses the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and form of financial asset and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an emerging growth company (“EGC”), it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company expects to apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption through retained earnings. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s consolidated financial statements. Further, to date, no guidance has been issued by either the Company’s or the Company’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The reported objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company expects to apply the amendments in this update by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, or prospectively, as applicable.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU reportedly significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, we will adopt the amendments in this update beginning after December 15, 2020, including interim periods within those fiscal years. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

Although early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by the Company’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory purposes.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.”  This ASU reportedly is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance reportedly is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities.  As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  The Company expects to apply the amendments in this update by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company’s financial position or

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

results of operations. The amendments could potentially impact accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company has begun to develop processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $4,225 in cash to cover its minimum reserve requirement of $3,227 at September 30, 2017, and $4,516  in cash to cover its minimum reserve requirements of $2,349 at December 31, 2016, respectively.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
	(Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,910	$—	$(215)	$24,695
Certificates of Deposit	—	—	—	—
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	1,195	—	(1)	1,194
GNMA Certificates	3,386	44	(7)	3,423
	$29,491	$44	$(223)	$29,312

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$41,906	$—	$(347)	$41,559
Certificates of Deposit	500	—	—	500
Mortgage-Backed Securities:
FHLMC Certificates	192	24	—	216
FNMA Certificates	3,600	11	(5)	3,606
GNMA Certificates	6,744	97	(32)	6,809
	$52,942	$132	$(384)	$52,690

There were no investments classified as held to maturity as of September 30, 2017 and December 31, 2016. There were no sales in the three months ended September 30, 2017. There were $20,411 in sales of investment securities in the nine months ended September 30, 2017 and no sales of investments for the year ended December 31, 2016.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2017 and at December 31, 2016:

	September 30, 2017
	(Unaudited)
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$11,971	$(74)	$12,724	$(141)	$24,695	$(215)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	1,181	(2)	—	—	1,181	(2)
GNMA Certificates	—	—	1,260	(7)	1,260	(7)
	$13,152	$(76)	$13,984	$(148)	$27,136	$(224)

	December 31, 2016
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$41,559	$(347)	$—	$—	$41,559	$(347)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	3,489	(5)	—	—	3,489	(5)
GNMA Certificates	2,645	(32)	—	—	2,645	(32)
	$47,693	$(384)	$—	$—	$47,693	$(384)

The Company’s investment portfolio had 33 investment securities at September 30, 2017 and 52 investment securities at December 31, 2016. Management believes that the unrealized losses on 14 of its investment securities at September 30, 2017, and 25 of its investment securities at December 31, 2016 are not other than temporary because the unrealized losses in those securities relate to market interest rate changes and the Company has the ability to hold, and does not have the intent to sell, these securities and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest payments related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

The following is a summary of maturities of securities at September 30, 2017 and December 31, 2016. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, these securities are not included within the maturity summary.

	September 30, 2017
	Available-for-Sale
	(Unaudited)
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	24,910	24,695
	24,910	24,695
Certificates of Deposit
Three months or less	—	—
Mortgage-Backed Securities	4,581	4,617
Total	$29,491	$29,312

	December 31, 2016
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$2,000	$1,998
After one year through five years	39,906	39,561
After ten years	—	—
	41,906	41,559
Certificates of Deposit
After three months through one year	500	500
Mortgage-Backed Securities	10,536	10,631
Total	$52,942	$52,690

There were no securities pledged at September 30, 2017 and December 31, 2016.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Mortgage loans:
1-4 family residences
Investor-Owned	$279,275	$227,409
Owner-Occupied	99,661	97,631
Multifamily residences	177,181	158,200
Nonresidential properties	152,692	121,500
Construction and land	52,483	30,340
Nonmortgage loans:
Business loans	15,600	15,719
Consumer loans	943	843
	777,835	651,642
Net deferred loan origination costs	1,033	711
Allowance for losses on loans	(11,147)	(10,205)
Loans, net	$767,721	$642,148

Lending activities are conducted principally in New York City, primarily granting loans secured by real estate to individuals and businesses.  There are established credit policies applicable to each type of lending activity. The creditworthiness of each customer is evaluated and, in most cases, credit is extended up to 75% of the market value of the collateral at the date of the credit extension, depending on the borrowers' creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities. Although collateral provides assurance as a tertiary source of repayment, loan terms ordinarily require the primary source of repayment to be based on the borrowers' ability to generate continuing cash flows and the secondary form repayment to be guarantors’ guarantees.

For disclosures related to the allowance for loan losses and credit quality, the Company does not have any disaggregated classes of loans below the segment level.

Credit-Quality Indicators: Internally assigned risk ratings are used as credit-quality indicators, which are reviewed by management on a quarterly basis.

The objectives of the risk-rating system are to provide the board of directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for loan losses.

Below are the definitions of the internally assigned risk ratings:

•	Strong Pass – Loans to new or existing borrowers collateralized at least 90 percent by an unimpaired deposit account at the Company.
•

Good Pass – A loan to a new or existing borrower in a well-established enterprise in excellent financial condition with strong liquidity and a history of consistently high level of earnings, cash flow and debt service capacity.

•

Satisfactory Pass – Loan to a new or existing borrower of average strength with acceptable financial condition, satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

•

Performance Pass –Existing loans that evidence strong payment history but document less than average strength, financial condition, record of earnings, or projected cash flows with which to service debt.

•

Special Mention – Loans in this category are currently protected but show one or more potential weakness and risks which may inadequately protect collectability or borrower’s ability to meet repayment terms at some future date if the weakness is not checked or corrected.

•

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any.  Loans in this category have well defined weaknesses and risks that jeopardize the repayment.  They are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

•

Doubtful – Loans that have all the weaknesses of loans classified as “Substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.

•	Loss – Loans that are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

Loans within the top four categories above are considered pass rated, as commonly defined.  Risk ratings are assigned as necessary to differentiate risk within the portfolio. Risk ratings are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations.

The following tables present credit risk ratings by loan segment as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	(Unaudited)
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$362,900	$176,644	$150,479	$45,210	$14,178	$943	$750,354
Special mention	3,833	537	207	597	1,409	—	6,583
Substandard	12,203	—	2,006	6,676	13	—	20,898
Doubtful	—	—	—	—	—	—	—
Total	$378,936	$177,181	$152,692	$52,483	$15,600	$943	$777,835

	December 31, 2016
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$313,345	$158,200	$117,467	$24,316	$15,697	$843	$629,868
Special mention	2,549	—	—	—		—	2,549
Substandard	9,146	—	4,033	6,024	22	—	19,225
Doubtful	—	—	—	—	—	—	—
Total	$325,040	$158,200	$121,500	$30,340	$15,719	$843	$651,642

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

An aging analysis of loans, as of September 30, 2017 and December 31, 2016, is as follows:

	September 30, 2017
	(Unaudited)
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$278,445	$—	$505	$325	$279,275	$1,569	$—
Owner-Occupied	96,325	—	354	2,982	99,661	5,327	—
Multifamily	176,598	—	583	—	177,181	—	—
Nonresidential properties	151,551	—	—	1,141	152,692	1,437	—
Construction and land	52,483	—	—	—	52,483	1,075	—
Nonmortgage Loans:
Business	15,573	14	—	13	15,600	13	—
Consumer	941	2	—	—	943	—	—
Total	$771,916	$16	$1,442	$4,461	$777,835	$9,421	$—

	December 31, 2016
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$224,368	$2,716	$—	$325	$227,409	$2,048	$—
Owner-Occupied	92,778	2,562	557	1,734	97,631	2,110	—
Multifamily	157,381	819	—	—	158,200	—	—
Nonresidential properties	119,465	41	—	1,994	121,500	2,397	—
Construction and land	30,340	—	—	—	30,340	1,145	—
Nonmortgage Loans:
Business	15,672	25	—	22	15,719	22	—
Consumer	843	—	—	—	843	—	—
Total	$640,847	$6,163	$557	$4,075	$651,642	$7,722	$—

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of September 30, 2017, 2016 and December 31, 2016:

	For the Nine Months Ended September 30, 2017
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Provision charged to expense	462	(367)	325	209	381	(713)	(10)	210	497
Losses charged-off	—	—	—	—	—	(34)	(5)	—	(39)
Recoveries	171	3	2	6	—	296	6	—	484
Balance, end of period	$3,780	$1,440	$3,032	$1,535	$996	$146	$8	$210	$11,147
Ending balance: individually evaluated for impairment	$509	$388	$—	$40	$—	$—	$—	$—	$937
Ending balance: collectively evaluated for impairment	3,271	1,052	3,032	1,495	996	146	8	—	10,000
Unallocated	—	—	—	—	—	—	—	210	210
Total	$3,780	$1,440	$3,032	$1,535	$996	$146	$8	$210	$11,147
Loans:
Ending balance: individually evaluated for impairment	$8,163	$10,112	$—	$3,406	$1,075	$513	$—	$—	$23,269
Ending balance: collectively evaluated for impairment	271,112	89,549	177,181	149,286	51,408	15,087	943	—	754,566
Total	$279,275	$99,661	$177,181	$152,692	$52,483	$15,600	$943	$—	$777,835

	For the Three Months Ended September 30, 2017
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,536	$1,483	$2,988	$1,739	$753	$148	$8	$—	$10,655
Provision charged to expense	82	(46)	44	(205)	243	(94)	4	210	238
Losses charged-off	—	—	—	—	—	—	(6)	—	(6)
Recoveries	162	3	—	1	—	92	2	—	260
Balance, end of period	$3,780	$1,440	$3,032	$1,535	$996	$146	$8	$210	$11,147

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

	For the Nine Months Ended September 30, 2016
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$2,842	$2,127	$1,994	$1,298	$502	$709	$12	$—	$9,484
Provision charged to expense	216	(251)	519	(76)	125	(743)	14	—	(196)
Losses charged-off	(16)	—	(3)	(1)	(85)	—	(13)	—	(118)
Recoveries	15	137	1	7	5	622	7	—	794
Balance, end of period	$3,057	$2,013	$2,511	$1,228	$547	$588	$20	$—	$9,964
Ending balance: individually evaluated for impairment	$386	$746	$—	$265	$—	$—	$—	$—	$1,397
Ending balance: collectively evaluated for impairment	2,671	1,267	2,511	963	547	588	20	—	8,567
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,057	$2,013	$2,511	$1,228	$547	$588	$20	$—	$9,964
Loans:
Ending balance: individually evaluated for impairment	$9,015	$10,003	$—	$6,503	$1,040	$648	$—	$—	$27,209
Ending balance: collectively evaluated for impairment	205,905	94,149	150,160	104,308	25,514	15,232	883	—	596,151
Total	$214,920	$104,152	$150,160	$110,811	$26,554	$15,880	$883	$—	$623,360

	For the Three Months Ended September 30, 2016
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,075	$2,015	$2,368	$1,210	$486	$585	$18	$—	$9,757
Provision charged to expense	(25)	(2)	143	16	61	(89)	12	—	116
Losses charged-off	—	—	—	—	—	—	(13)	—	(13)
Recoveries	7	—	—	2	—	92	3	—	104
Balance, end of period	$3,057	$2,013	$2,511	$1,228	$547	$588	$20	$—	$9,964

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

	For the Year Ended December 31, 2016
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of year	$2,842	$2,127	$1,994	$1,298	$502	$709	$12	$—	$9,484
Provision charged to expense	183	(323)	713	13	193	(845)	9	—	(57)
Losses charged-off	(38)	—	(3)	—	(85)	—	(13)	—	(139)
Recoveries	160	—	1	9	5	733	9	—	917
Balance, end of year	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Ending balance: individually evaluated for impairment	$383	$719	$—	$261	$—	$10	$—	$—	$1,373
Ending balance: collectively evaluated for impairment	2,764	1,085	2,705	1,059	615	587	17	—	8,832
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Loans:
Ending balance: individually evaluated for impairment	$8,471	$9,385	$—	$6,459	$1,145	$615	$—	$—	$26,075
Ending balance: collectively evaluated for impairment	218,938	88,246	158,200	115,041	29,195	15,104	843	—	625,567
Total	$227,409	$97,631	$158,200	$121,500	$30,340	$15,719	$843	$—	$651,642

Loans are considered impaired when current information and events indicate all amounts due may not be collectable according to the contractual terms of the related loan agreements. Impaired loans, including TDR’s, are identified by applying normal loan review procedures in accordance with the Allowance for Loan Loss methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated to determine impairment.

The following information relates to impaired loans as of and for the nine months ended September 30, 2017 and as of and for the year ended December 31, 2016:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
September 30, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$19,582	$9,527	$8,748	$18,275	$897	$18,099	$696
Multifamily	—	—	—	—	—	—	—
Nonresidential properties	4,028	2,907	499	3,406	40	5,690	130
Construction and land	1,211	1,075	—	1,075	—	1,082	—
Nonmortgage Loans:
Business	555	513	—	513	—	573	18
Consumer	—	—	—	—	—	—	—
Total	$25,376	$14,022	$9,247	$23,269	$937	$25,444	$844

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

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

The loan portfolio also includes certain loans that have been modified in a TDR. Under applicable standards, TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions could include a reduction of interest rate on the loan, payment and maturity extensions, forbearance, or other actions intended to maximize collections. When a loan is modified in a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful. If management determines that the value of the modified loan in a TDR is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off to the allowance for loan losses.

As of and for the nine months ended September 30, 2017, there was one loan that was restructured as a TDR. As of and for the year ended December 31, 2016, there were no loans restructured as TDRs.  For the nine months ended September 30, 2017 and year ended December 31, 2016, there were no outstanding TDR loans that had a payment default within 12 months following its modification.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Nine Months Ended September 30, 2017 (Unaudited)			modification (Unaudited)
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default

Mortgages:
1-4 Family	1	$176	$176	—	$—
Multifamily	—	—	—	—	—
Nonresidential	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage Loans:
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	1	$176	$176	—	$—
Extended maturity	—	—	—	—	—
Interest rate adjustment	—	—	—	—	—
Combination of rate, maturity, other	1	176	176	—	—
Total	1	$176	$176	—	$—

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2016			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default

Mortgages:
1-4 Family	—	$—	$—	—	$—
Multifamily	—	—	—	—	—
Nonresidential	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage Loans:
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	$—	$—	—	$—
Extended maturity	—	—	—	—	—
Interest rate adjustment	—	—	—	—	—
Combination of rate, maturity, other	—	—	—	—	—
Total	—	$—	$—	—	$—

At September 30, 2017, there were 49 troubled debt restructured loans, included in impaired loans, of $18,344.  At December 31, 2016, there were 58 troubled debt restructured loans, included in impaired loans, of $21,021. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans which aggregated $937 and $1,373 at September 30, 2017 and December 31, 2016, respectively.

Note 5.	Premises and Equipment

A summary of premises and equipment at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Land	$3,979	$3,979
Buildings and improvements	15,972	15,972
Leasehold improvements	19,535	19,280
Furniture, fixtures and equipment	4,450	3,799
	43,936	43,030
Less accumulated depreciation and amortization	(18,207)	(17,002)
	$25,729	$26,028

Depreciation and amortization expense amounted to $402 and $411 for the three months ended September 30, 2017 and 2016, respectively, and $1,205 and $1,251 for the nine months ended September 30, 2017 and 2016, respectively, and are included in occupancy expense.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Note 6.	Deposits

Deposits at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Demand	$93,020	$78,792
Interest-bearing deposits:
NOW/IOLA accounts	26,969	25,692
Money market accounts	50,530	42,788
Savings accounts	127,521	127,085
Total savings, NOW and money market	205,020	195,565
Certificates of deposit of $250K or more	119,598	90,267
All other certificates of deposit	281,017	278,454
Total certificates of deposit	400,615	368,721
Total interest-bearing deposits	605,635	564,286
Total deposits	$698,655	$643,078

At September 30, 2017 and December 31, 2016, scheduled maturities of certificates of deposit were as follows:

September 30,
2018	$155,114
2019	86,277
2020	44,690
2021	69,017
2022	45,517
$400,615

December 31,
2017	$168,940
2018	69,973
2019	40,690
2020	35,327
2021	53,791
$368,721

Overdrawn deposit accounts that have been reclassified to loans amounted to $137 and $149 as of September 30, 2017 and December 31, 2016, respectively.

Note 7.	Borrowings

FHLB Advances: The Bank is a member of the Federal Home Loan Bank of New York. At September 30, 2017, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $15,000 and $3,000 of outstanding advances from the FHLB on term basis and an overnight line of credit basis at September 30, 2017 and December 31, 2016, respectively.  The Bank also had a guarantee from the FHLB through a standby letter of credit of $7,887 and $3,583 at September 30, 2017 and December 31, 2016, respectively.  Additionally, the Bank had an unsecured fed funds line in the amount of $22,000 with a correspondent bank at September 30, 2017.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Borrowed funds at September 30, 2017 and December 31, 2016 consist of FHLB advances and are summarized by maturity and call date below:

	September 30,			December 31,
	2017 (Unaudited)			2016
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate

Overnight line of credit advance	$—	$—	—%	$3,000	$3,000	0.78%
Term advances ending December 31:					—	—
2021	3,000	3,000	1.84	—	—	—
2022	5,000	5,000	1.97	—	—	—
2023	7,000	7,000	2.12	—	—	—
	$15,000	$15,000	2.01%	$3,000	$3,000	—%

Interest expense on FHLB advances totaled $66 and $1 for the three months ended September 30, 2017 and 2016, respectively. Interest expense on FHLB advances totaled $126 and $7 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Bank has eligible collateral of approximately $190,546 and $164,843 in mortgage loans available to secure advances from the FHLB.

Securities Sold under Agreement to Repurchase: At September 30, 2017 and December 31, 2016, the Bank had the ability to borrow up to $25,000 under repurchase agreements with three brokers. The Bank had no securities sold under repurchase agreements with brokers as of September 30, 2017 and December 31, 2016. Interest expense on securities sold under repurchase agreements totaled $0 and $0 for the three months and nine months ended September 30, 2017 and 2016, respectively.

Note 8.	Income Taxes

The provision (benefit) for income taxes for the three months and nine months ended September 30, 2017 and 2016 consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Federal:
Current	$452	$217	$1,333	$(266)
Deferred	(1,847)	181	(1,715)	1,378
	(1,395)	398	(382)	1,112
State and local:
Current	54	78	156	(182)
Deferred	(881)	(697)	(1,261)	(991)
	(827)	(619)	(1,105)	(1,173)
Changes in valuation allowance	579	460	830	907
Provision (benefit) for income taxes	$(1,643)	$239	$(657)	$846

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

For the three and nine months ended September 30, 2017, there was a benefit of $1,643 and $657, respectively, due to the $2,479 tax benefit for the Foundation expense.

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the three months and nine months ended September 30, 2017 and 2016 to income before income taxes as a result of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Income tax, at federal rate	$(1,650)	$177	$(741)	$691
State and local tax, net of federal taxes	(99)	(398)	(273)	(752)
Valuation allowance, net of the federal benefit	106	460	357	907
Other	—	—	—	—
	$(1,643)	$239	$(657)	$846

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is more likely than not that these deferred tax assets will impact the tax liability in future years.The change in the valuation allowance amounted to $579 and $460 during the three months ended September 30, 2017 and 2016, respectively, and $830 and $907 during the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017 and December 31, 2016, there are no unrecognized tax benefits recorded.  It is not expected the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Interest and penalties are recognized on unrecognized tax benefits as a component of income tax expense.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax.  The Company is no longer subject to examination by taxing authorities for years before 2013.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2017 and December 31, 2016 are presented below:

	At September 30,	At December 31,
	2017	2016
	(Unaudited)
Deferred tax assets:
Allowance for losses on loans	$4,709	$4,352
Accrued expenses	—	—
Interest on nonaccrual loans	363	525
Unrealized loss on available-for-sale securities	61	86
Amortization of intangible assets	201	219
Deferred rent payable	233	212
Net operating losses	1,631	1,340
Charitable contribution carryforward	2,479	—
Other	10	20
Total gross deferred tax assets	9,687	6,754
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	1,146	1,179
Depreciation and amortization of premises and equipment	240	426
Deferred loan fees	441	303
Other	17	17
Total gross deferred tax liabilities	1,844	1,925
Valuation allowance	2,280	1,450
Net deferred tax assets	$5,563	$3,379

Note 9.	Compensation and Benefit Plans

Defined Benefit Plan:

Effective January 1, 2007, the noncontributory defined benefit pension plan (the “Old Pension Plan”) was replaced with a qualified defined contribution plan (the “401(k) Plan”) as noted in more detail below. The Old Pension Plan covered substantially all employees. Employees were eligible to participate after one year of service. Normal retirement age was 65, with an early retirement provided for at age 55. The Old Pension Plan was effectively frozen on May 31, 2007 (the curtailment date) and this resulted in an actuarial reassessment of the Old Pension Plan’s future estimated obligations. All participants that are presently vested with the Old Pension Plan will remain in the Old Pension Plan and will receive the full accrued benefit, as defined, upon retirement, in accordance with the plan document.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

In May of 2015, the Old Pension Plan was amended to provide an early retirement window from February 19, 2015 to July 1, 2015, for individuals who met certain criteria with regards to age and years of service.  Participants who met the criteria were essentially able to receive their expected retirement benefits three years earlier if they chose to exercise the early retirement option.  The amendment also gave participants the option of receiving their vested pension benefits via a lump sum payment upon retirement.

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016 using a measurement date as of September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Projected benefit obligation	$(14,032)	$(14,142)
Fair value of plan assets	14,814	15,038
Funded status	$782	$896
Accumulated benefit obligation	$(14,032)	$(14,142)

	September 30, 2017	December 31, 2017
	(Unaudited)
Changes in benefit obligation:
Beginning of period	$14,142	$14,903
Service cost	40	39
Interest cost	581	615
(Gain)/ Loss	45	(523)
Administrative cost	(40)	(39)
Benefits paid	(736)	(853)
End of period	$14,032	$14,142

Amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, consisted of the following components at September 30, 2017 and September 30, 2016:

	September 30,
	2017	2016
	(Unaudited)
Net loss	$(9,302)	$(9,332)

The components of net periodic benefit cost are as follows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Service cost	$40	$29
Interest cost	581	461
Expected return on plan assets	(840)	(636)
Amortization of prior service cost	25	19
Amortization of (gain)/loss	234	186
Net periodic benefit cost	$40	$59

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

The expected rate of return on plan assets is estimated based on the plan’s historical performance of return on assets.

The investment policy for plan assets is to manage the portfolio to preserve principal and liquidity while maximizing the return on the plan’s investment portfolio through the full investment of available funds. Plan assets are currently maintained in a guaranteed deposit account with Prudential Retirement Insurance and Annuity Company, earning interest at rates that are determined at the beginning of each year.

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at September 30, 2017 and December 31, 2016 was $14,814 and $15,296, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Employer contributions and benefit payments for the nine months ended September 30, 2017 and for the year ended December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Employer contribution	$—	$870
Benefits paid	$736	$853

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Employee benefit payments expected to be paid in the future are as follows:

As of Sept 30,
2017	$118
2018	841
2019	840
2020	818
2021	798
Thereafter	3,841
$7,256

Year ending December 31,
2017	$854
2018	841
2019	840
2020	818
2021	798
Thereafter	3,841
$7,992

401(k) Plan: Following is a summary of the provisions of the 401(k) Plan:

On January 1, 2007, a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. No such contributions were made for the nine months ended September 30, 2017. Contributions were approximately $339 for the year ended December 31, 2016.

Employee Stock Ownership Plan:

In connection with the reorganization, the Bank established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees.  The ESOP borrowed $7,238 from the Company sufficient to purchase 723,751 shares (approximately 3.92% of the common stock sold in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal.  The loan is expected to be repaid over a period of 15 years.  Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective period are recognized, and the shares become outstanding for earnings per share computations.

	Shares	Amount
Balance, beginning of year	—	$—
New shares purchased	723,751	7,238
Shares released to participants	—	—
Shares allocated to participants	—	—
Balance, end of period	723,751	$7,238

Note 10.	Commitments, Contingencies and Credit Risk

Financial Instruments With Off-Balance-Sheet Risk: In the normal course of business, financial instruments with off-balance-sheet risk may be used to meet the financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on the consolidated statements of financial condition. The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Commitments to grant mortgage loans	$47,225	$33,813
Unfunded commitments under lines of credit	35,721	27,404
Standby letters of credit	6,735	2,487
	$89,681	$63,704

Commitments to Grant Mortgage Loans: Commitments to grant mortgage loans are agreements to lend to a customer as long as all terms and conditions are met as established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. Material losses are not anticipated as a result of these transactions.

Unfunded Commitments Under Lines of Credit: Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extension of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and, ultimately, may not be drawn upon to the total extent to which the Company is committed.

Standby Letters of Credit: Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances deem necessary.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Concentration by Geographic Location: Loans, commitments to extend credit and standby letters of credit have been granted to customers who are located primarily in New York City. Generally, such loans most often are secured by one-to-four family residences. The loans are expected to be repaid from the borrowers' cash flows.

Lease Commitments: At September 30, 2017, there are noncancelable operating leases for office space that expire on various dates through 2031. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Net rental expenses under operating leases, included in occupancy expense, totaled $348 and $330 for the three months ended September 30, 2017 and 2016, respectively.  Net rental expenses under operating leases, included in occupancy expense, totaled $1,057 and $1,001 for the nine months ended September 30, 2017 and 2016, respectively.

The projected minimum rental payments under the terms of the leases at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	(Unaudited)
2017	$337	$1,062
2018	1,200	990
2019	1,170	1,011
2020	1,204	1,041
2021	1,240	1,072
Thereafter	8,930	6,654
	$14,081	$11,830

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Regulatory Agreement: In July 2013, Ponce De Leon Federal Bank entered into a formal written agreement (the “Supervisory Agreement”) with the OCC which required Ponce De Leon Federal Bank to take certain actions related to its management and operations, including internal controls. Ponce De Leon Federal Bank achieved full compliance with all articles of the formal written agreement.  As a result, the OCC terminated its enforcement action with Ponce De Leon Federal Bank as of May 25, 2016.

Note 11.Fair Value

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, Short-Term Borrowings Under Repurchase Agreements and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities were not recorded at fair value on a recurring basis.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Available-for-Sale Securities: These financial instruments are recorded at fair value in the consolidated financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (e.g., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the year.

FHLB Stock: The carrying value of FHLB stock approximates fair value since the Bank can redeem such stock with FHLB at carrying amount.

Loans: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. Impaired loans are valued using a present value discounted cash flow method, or the fair value of the collateral. Loans are not recorded at fair value on a recurring basis.

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is determined from actual bids from bona fide investors.  These assets are classified as Level 2.

Other Real Estate Owned: Other real estate owned represents real estate acquired through foreclosure, and is recorded at fair value less estimated disposal costs on a nonrecurring basis. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the asset is classified as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the asset is classified  as Level 3.

Deposits: The fair values of demand deposits, savings, NOW and money market accounts equal their carrying amounts, which represent the amounts payable on demand at the reporting date. Fair values for fixed-term, fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on certificates of deposit to a schedule of aggregated expected monthly maturities on such deposits. Deposits are not recorded at fair value on a recurring basis.

Advances From the Federal Home Loan Bank: The fair value of the advances is estimated using a discounted cash flow calculation that applies current market-based FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances. These borrowings are not recorded at fair value on a recurring basis.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2017
			(Unaudited)
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,695	$—	$24,695	$—
Certificates of Deposit	—	—	—	—
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	1,194	—	1,194	—
GNMA Certificates	3,423	—	3,423	—
	$29,312	$—	$29,312	$—

		December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$41,559	$—	$41,559	$—
Certificates of Deposit	500	—	500	—
Mortgage-Backed Securities:
FHLMC Certificates	216	—	216	—
FNMA Certificates	3,606	—	3,606	—
GNMA Certificates	6,809	—	6,809	—
	$52,690	$—	$52,690	$—

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 and indicate the fair value hierarchy utilized to determine the fair value:

September 30, 2017
(Unaudited)
	Total	Level 1	Level 2	Level 3
Impaired loans	$23,269	$—	$—	$23,269
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$26,075	$—	$—	$26,075
Loans held for sale	$2,143	$—	$2,143	$—
Other real estate owned	$—	$—	$—	$—

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months and nine months ended September 30, 2017 and 2016, respectively.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2017 and 2016 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other banks may not be meaningful.

As of September 30, 2017 and December 31, 2016, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
September 30, 2017 (Unaudited)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$56,345	$56,345	$—	$—	$56,345
Investment securities	29,312	—	29,312	—	29,312
Loans held for sale	—	—	—	—	—
Loans receivable, net	767,721	—	—	784,611	784,611
Accrued interest receivable	3,132	—	3,132	—	3,132
FHLB stock	1,448	1,448	—	—	1,448
Pension plan asset	14,033	—	—	14,814	14,814
Financial liabilities:
Deposits:
Demand deposits	93,020	93,020	—	—	93,020
Interest-bearing deposits	205,020	205,020	—	—	205,020
Certificates of deposit	400,615	—	406,185	—	406,185
Advance payments by borrowers for taxes and insurance	5,967	—	5,967	—	5,967
Advances from FHLB	15,000	15,000	—	—	15,000
Accrued interest payable	32	—	32	—	32

December 31, 2016
Financial assets:
Cash and cash equivalents	$11,716	$11,716	$—	$—	$11,716
Investment securities	52,690	—	52,690	—	52,690
Loans held for sale	2,143	—	2,143	—	2,143
Loans receivable, net	642,148	—	—	660,706	660,706
Accrued interest receivable	2,707	—	2,707	—	2,707
FHLB stock	964	964	—	—	964
Pension plan asset	15,038	—	—	15,296	15,296
Financial liabilities:
Deposits:
Demand deposits	78,792	78,792	—	—	78,792
Interest-bearing deposits	195,565	195,565	—	—	195,565
Certificates of deposit	368,721	—	368,721	—	368,721
Advance payments by borrowers for taxes and insurance	3,882	—	3,882	—	3,882
Advances from FHLB	3,000	3,000	—	—	3,000
Accrued interest payable	28	—	28	—	28

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2017 and December 31, 2016.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

Pension Plan Asset: The pension plan asset included above represents the guaranteed deposit account on the Old Pension Plan. The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Note 12.	Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the OCC, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). Management believes that, as of September 30, 2017 and December 31, 2016, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers.  The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The applicable capital buffer was 13.4% at September 30, 2017 and 11.2% at December 31, 2016.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then that management believes have changed the Bank's category.

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017 (Unaudited)
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$183,135	27.47%	$53,342	8.00%	$66,677	10.00%
Tier 1 Capital to Risk-Weighted Assets	174,763	26.21%	40,006	6.00%	53,342	8.00%
Common Equity Tier 1 Capital Ratio	174,763	26.21%	30,005	4.50%	43,340	6.50%
Tier 1 Capital to Total Assets	174,763	19.48%	35,886	4.00%	44,857	5.00%

Ponce Bank
Total Capital to Risk-Weighted Assets	$142,283	21.41%	$53,176	8.00%	$66,470	10.00%
Tier 1 Capital to Risk-Weighted Assets	133,940	20.15%	39,882	6.00%	53,176	8.00%
Common Equity Tier 1 Capital Ratio	133,940	20.15%	29,911	4.50%	43,205	6.50%
Tier 1 Capital to Total Assets	133,940	14.91%	35,942	4.00%	44,928	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017 (Unaudited) and December 31, 2016, and Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), and Year Ended December 31, 2016

(Dollars in thousands, unless otherwise stated)

December 31, 2016
Ponce Bank
Total Capital to Risk-Weighted Assets	$106,190	19.21%	$44,217	8.00%	$55,271	10.00%
Tier 1 Capital to Risk-Weighted Assets	99,240	17.96%	33,163	6.00%	44,217	8.00%
Common Equity Tier 1 Capital Ratio	99,240	17.96%	24,872	4.50%	35,926	6.50%
Tier 1 Capital to Total Assets	99,240	13.32%	29,805	4.00%	37,256	5.00%

Note 13.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2017
	(Unaudited)
	December 31, 2016	Current Year Change	September 30, 2017
Unrealized gains (losses) on securities available for sale, net	$(166)	$48	$(118)
Unrealized losses on pension benefits, net	(6,084)	(55)	(6,139)
Total	$(6,250)	$(7)	$(6,257)

	December 31, 2016
	December 31, 2015	Current Year Change	December 31, 2016
Unrealized gains (losses) on securities available for sale, net	$(370)	$204	$(166)
Unrealized gains (losses) on pension benefits, net	(6,385)	301	(6,084)
Total	$(6,755)	$505	$(6,250)

Note 14.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Beginning balance	$1,509	$1,677	$1,573	$1,728
Originations	—	—	—	—
Payments	(28)	(28)	(92)	(79)
Ending balance	$1,481	$1,649	$1,481	$1,649

The Company held deposits in the amount of $5,632 and $6,856  from officers and directors at September 30, 2017 and December 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10Q.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors” filed with the SEC pursuant to Rule 424(b)(3) on August 10, 2017. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Prospectus.

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

A loan is moved to nonaccrual status typically after 90 days of non-payment. The accrual of interest on mortgage and business loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due.  Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful.  All nonaccrual loans are considered impaired loans.

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

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, or portion thereof, is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

When a loan is modified in a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful.

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  As of September 30, 2017, the historical loss experience is determined by portfolio segment and is based on the actual losses experienced over a rolling 12 quarter average.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Management believes that the allowance for loan losses is appropriate at September 30, 2017.  The allowance for loan losses is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies and audit and accounting firms periodically review the allowance for loan losses. As a result of these reviews, we may be required to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their review.

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

Income Taxes. Income taxes are recognized under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

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

At September 30, 2017 and December 31, 2016, there were no liabilities recorded related to uncertain tax positions. Income tax filings for tax years prior to 2013 are no longer subject to examinations by U.S. federal, state or local tax authorities for years before 2013.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of income.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets were $892.3 million at September 30, 2017, an increase of $147.3 million, or 19.8%, when compared to $745.0 million at December 31, 2016 as we continued our commercial loan growth strategy combined with an increase in cash and cash equivalents as a result of the capital raise offset by a decrease in the securities investment portfolio.

Cash and Cash Equivalents. Cash and cash equivalents increased $44.6 million, or 380.9%, to $56.3 million at September 30, 2017, when compared to $11.7 million at December 31, 2016. The increase in cash and cash equivalents was primarily driven by the proceeds received net of expenses from the stock offering.

Net Loans Receivable. Net loans receivable increased $125.6 million, or 19.6%, to $767.7 million at September 30, 2017 from $642.1 million at December 31, 2016. During the nine months ended September 30, 2017, we originated $255.3 million of loans, $96.6 million of which were one-to-four family residential loans, $102.7 million were non-residential loans, of which $43.7 million were multi-family loans, $52.2 million were land and construction loans of which $40.4 million were advances, $3.3 million were business loans and the remaining $519,000 were consumer loans. Principal repayments and other credits to net loans receivable for the nine months ended September 30, 2017 were $130.1 million.

One-to-four family investor-owned residential real estate loans increased $51.9 million, or 22.8%, to $279.3 million at September 30, 2017 from $227.4 million at December 31, 2016; one-to-four family owner-occupied residential real estate loans increased $2.1 million or 2.2%, to $99.7 million at September 30, 2017 from $97.6 million at December 31, 2016; multi-family loans increased $19.0 million, or 12.0%, to $177.2 million at September 30, 2017 from $158.2 million at December 31, 2016; nonresidential mortgages increased $31.2 million, or 25.7%, to $152.7 million at September 30, 2017 from $121.5 million at December 31, 2016; construction and land loans increased $22.2 million, or 73.3%, to $52.5 million at September 30, 2017 from $30.3 million at December 31, 2016. Business and consumer loans remained relatively unchanged.

Loans Held for Sale.  There were no loans classified as loans held for sale as of September 30, 2017, compared to $2.1 million at December 31, 2016.  There were three loans classified as held-for-sale which were fully reinstated in terms of payment and transferred back to the loan portfolio. Out of the three loans classified as held for sale, two were brought current.

Available-for-sale securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities decreased $23.4 million, or 44.4% to $29.3 million at September 30, 2017 from $52.7 million at December 31, 2016. The decrease was primarily driven by $20.4 million of securities sold, with the funds used to fund, in part, the growth in the loan portfolio.

Deposits.  Total deposits increased $55.6 million, or 8.6%, to $698.7 million at September 30, 2017 from $643.1 million at December 31, 2016. The increase was primarily due to increases in certificates of deposits of $31.9 million, or 8.6%, to $400.6 million at September 30, 2017 from $368.7 million at December 31, 2016 and demand accounts of $14.3 million, or 18.2%, to $93.1 million at September 30, 2017 from $78.8 million at December 31, 2016. In addition, money market accounts increased $7.7 million, or 18.1%, to $50.5 million at September 30, 2017 from $42.8 million at December 31, 2016. The increase in certificates of deposits was $39.3 million in brokered deposits and $20.2 million in listing service deposits while the increase in demand deposits is mainly due to an increase of $10.7 million in commercial checking accounts, each offset by maturities and draws during the period. Brokered and listing service deposits are alternative funding sources that have previously been available, but have not historically been used as a funding source. Deposits obtained through a listing service are not considered brokered because the listing service does not engage in the business of placing deposits; it simply compiles information about interest rates offered on certificates of deposits by other insured depository institutions, then makes the list available to subscribing financial institutions. The brokered and listing service certificates of deposits provide an alternative funding source to fund loan growth and to lock in interest rates and complementary maturity structures in a rising rate environment.

Borrowings. We had outstanding borrowings at September 30, 2017 and December 31, 2016 were $15.0 million and $3.0 million, respectively.  These borrowings are in the form of advances from the Federal Home Loan Bank of New York (FHLBNY).  The $15.0 million outstanding at September 30, 2017 are term borrowings that we entered into during the quarter related to the FHLBNY Community Investment Program (CIP). These advances are priced below regular FHLBNY advance rates and are used to finance the purchase, construction, rehabilitation, refinancing, and/or pre-development of housing that meets FHLBNY criteria.

Stockholders’ Equity. Total stockholders’ equity increased $75.5 million, or 81.2%, to $168.5 million at September 30, 2017 from $93.0 million at December 31, 2016. The increase reflects the reorganization of Ponce De Leon Federal Bank to a mutual holding company and the Company’s related issuance of stock that was completed on September 29, 2017. As part of the reorganization, an ESOP was established; it purchased 3.92% of the total outstanding shares, including shares issued to the MHC and shares contributed to the Foundation. The $7.2 million related to the ESOP is shown as a reduction to stockholders’ equity on the consolidated statements of financial condition.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General. Consolidated net loss for the three months ended September 30, 2017 was $3.2 million compared to net income of $282,000 for the three months ended September 30, 2016, a decrease of $3.4 million. The results for the three months ended September 30, 2017 include a one-time, pre-tax contribution of $6.3 million to establish the Foundation. Excluding this non-recurring expense, net income would have been $953,000 for the three months ended September 30, 2017.

Interest Income.  Interest and dividend income increased $1.8 million, or 21.4%, to $10.2 million for the three months ended September 30, 2017 compared to $8.4 million for the three months ended September 30, 2016. Interest income on loans increased $1.8 million primarily due to an increase of $148.3 million in the average balance of loans during the third quarter of 2017 compared to the same quarter in 2016. Interest income on investment securities available for sale decreased $123,000 primarily due to a decrease of $35.4 million in the average balance of the investment securities portfolio during the third quarter of 2017 compared to the same quarter in 2016. The decrease is mainly attributed to $20.4 million of securities that were sold of which the proceeds were used to support the funding of growth in the loan portfolio.

Interest Expense.  Total interest expense increased $325,000 or 21.8%, to $1.8 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016. Interest expense on certificates of deposits increased $188,000 or 13.6%, to $1.6 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016 mainly due to an increase of $33.0 million in certificates of deposits average balances during the third quarter of 2017 compared to the same quarter in 2016. Interest expense on savings accounts increased $53,000 during the three months ended September 30, 2017, and interest expense on checking and money market accounts increased $18,000 from the comparable quarter in 2016. The increase in interest expense in the deposit portfolio is indicative of a rising rate environment combined with increased competition   for deposits in the markets we serve.

Interest expense on FHLB advances increased $66,000 mainly due to the $15.0 million of term advances obtained from the FHLB during the quarter and carried a weighted average yield of 2.01%. These advances provide another cost-effective funding source to support the loan growth.

Net Interest Income.  Net interest income increased $1.4 million, or 20.3%, to $8.3 million for the three months ended September 30, 2017 compared to $6.9 million for the three months ended September 30, 2016, primarily as a result of an increase in average loan balances which contributed $1.8 million of additional loan interest income over the comparable period. Interest expense on interest-bearing deposits increased by $259,000 for the three months ended September 30, 2017 as average balances and yields increased across all interest-bearing deposit categories. Average interest-earning assets increased $162.8 million primarily due to a $148.3 million increase in average outstanding loans during the quarter. Interest-bearing liabilities increased $82.5 million primarily due to average balance increases of $33.0 million in certificates of deposits, $24.6 million in interest-bearing demand deposits, and $20.8 million in borrowings. The interest rate spread decreased 15 basis points to 3.58% for the three months ended September 30, 2017 from 3.73% for the comparable quarter in 2016. The net interest margin decreased 8 basis points for the three months ended September 30, 2017 to 3.86% from 3.94% for the comparable quarter in 2016.

Provision for Loan Losses.  The provision for loan losses increased $122,000, or 105.2%, to $238,000 for the three months ended September 30, 2017 from $116,000 for the comparable quarter in 2016. The increase in the provision for loan losses was primarily due to loan growth. To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2017. However, future changes in the risk factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and as a result of such reviews we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $130,000, or 20.4%, to $768,000 for the three months ended September 30, 2017 from $638,000 for the comparable quarter in 2016. Other noninterest income increased $57,000 to $213,000 for the three months ended September 30, 2017 from $156,000 for the comparable quarter in 2016 mainly due to increases in miscellaneous income of $36,000, debit card commissions of $11,000, and other non-operating income of $6,000. Late and prepayment fees increased $46,000 for the three months ended September 30, 2017 to $157,000 from $111,000 for the comparable quarter in 2016 due to an increase of $27,000 in other charges and fees related to mortgage loans and  an increase of $17,000 in prepayment fees. Brokerage commissions also increased $34,000 to $167,000 for the three months ended September 30, 2017 from $133,000 for the comparable quarter in 2016.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$231	$238	$(7)	(2.9%)	$684	$704	$(20)	(2.8%)
Brokerage commissions	167	133	34	25.6%	453	382	71	18.6%
Late and prepayment charges	157	111	46	41.4%	603	257	346	134.6%
Other	213	156	57	36.5%	676	506	170	33.6%
Total noninterest income	$768	$638	$130	20.4%	$2,416	$1,849	$567	30.7%

Non-interest Expenses. Non-interest expense increased $6.8 million or 99.5%, to $13.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is mainly attributable to a one-time, pre-tax contribution of $6.3 million to establish the Foundation. The increase in compensation and benefits expense of $585,000 is mainly due to an increase of $243,000 in compensation expense largely as a result of staffing demands and salary adjustments, an increase of $173,000 in social security expense, and an increase of $101,000 in medical and dental expense. Data processing expenses decreased $174,000 or 35.5%, to $316,000 during the quarter ended September 30, 2017 from $490,000 for the quarter ended September 30, 2016, mainly due to cost reductions negotiated with our core processor as part of our new contract. Direct loan expense decreased $25,000, or 11.7%, to $189,000 during the three months ended September 30, 2017 from $214,000 for the three months ended September 30, 2016, mainly attributed to a reduction of required annual appraisals of classified loans and improvement in loan performance.  Insurance and surety bond premiums decreased $53,000, or 54.6%, to $44,000 for the three months ended September 30, 2017 from $97,000 for the three months ended September 30, 2016, mainly due to switching carriers and entering into a three-year agreement instead of a one-year agreement. FDIC deposit insurance premiums increased $20,000, or 19.6%, to $122,000 for the three months ended September 30, 2017 from $102,000 for the three months ended September 30, 2016 mainly due to deposit growth. Other operating expenses increased $230,000 or 35.2%, to $884,000 for the three months ended September 30, 2017 from $654,000 for the three months ended September 30, 2016 mainly due to losses on loans sold of $106,000 and losses on other assets of $76,000.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,220	$3,635	$585	16.1%	$12,005	$10,986	$1,019	9.3%
Occupancy	1,412	1,410	2	0.1%	4,235	4,181	54	1.3%
Data processing	316	490	(174)	(35.5%)	1,181	1,240	(59)	(4.8%)
Direct loan expense	189	214	(25)	(11.7%)	558	678	(120)	(17.7%)
Insurance and surety bond premiums	44	97	(53)	(54.6%)	205	369	(164)	(44.4%)
Office supplies, telephone and postage	250	279	(29)	(10.4%)	786	819	(33)	(4.0%)
Federal deposit insurance premiums	122	102	20	19.6%	246	546	(300)	(54.9%)
Charitable foundation contributions	6,293	—	6,293	100.0%	6,293	—	6,293	100.0%
Other operating expenses	884	654	230	35.2%	2,320	1,983	337	17.0%
Total noninterest expense	$13,730	$6,881	$6,849	99.5%	$27,829	$20,802	$7,027	33.8%

Income Tax Provision (Benefit). The results for the three months ended September 30, 2017 include a one-time, pre-tax contribution of $6.3 million to establish the Foundation with a corresponding tax benefit of $2.5 million. As a result, the income tax provision decreased by $1.8 million for the three months ended September 30, 2017 to a benefit of $1.6 million from an expense of $239,000 for the three months ended September 30, 2016.  The effective income tax rate was 33.9% and 45.9% for the three months ended September 30, 2017 and 2016, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and September 30, 2016

General.  Consolidated net loss for the nine months ended September 30, 2017 was $1.5 million compared to net income of $1.2 million for the nine months ended September 30, 2016, a decrease of $2.7 million. The results for the nine months ended September 30, 2017 include a one-time, pre-tax contribution of $6.3 million to establish the Foundation. Excluding this non-recurring expense, net income would have been $2.8 million for the nine months ended September 30, 2017.

Interest Income.  Interest and dividend income increased $3.5 million, or 13.9%, to $28.7 million for the nine months ended September 30, 2017 compared to $25.2 million for the nine months ended September 30, 2016. The increase was primarily due to interest income on loans which increased $3.8 million primarily due to an increase of $114.0 million in the average balance of loans during the nine months ended September 30, 2017 compared to the same period in 2016. Interest income on investment securities available for sale decreased $444,000 primarily due to a decrease of $36.2 million in the average balance of the investment securities portfolio during nine months ended September 30, 2017 compared to the same period in 2016. The decrease is mainly attributed to $20.4 million of securities that were sold in 2017 of which the proceeds were used to support the funding of growth in the loan portfolio.

Interest Expense.  Total interest expense increased $520,000 or 11.8%, to $4.9 million for the nine months ended September 30, 2017 from $4.4 million for the nine months ended September 30, 2016. Interest expense on certificates of deposits increased $201,000 or 4.9%, to $4.3 million for the nine months ended September 30, 2017 from $4.1 million for the nine months ended September 30, 2016 mainly due to an increase of $10.9 million in certificates of deposits average balances during the nine months ended September 30, 2017 compared to the same quarter in 2016. Interest expense on savings accounts increased $162,000 or 76.1% during the nine months ended September 30, 2017, and interest expense on checking and money market accounts increased $37,000 or 52.1% from the comparable period in 2016 mainly due to higher costs for these deposits. The increase in interest expense in the deposit portfolio is indicative of a rising rate environment combined with increased competition for deposits in the markets we serve.

Interest expense on FHLB advances increased $119,000 mainly due to the $15.0 million of term advances obtained from the FHLB during the period and carried a weighted average yield of 2.01%. These advances provide another cost-effective funding source to support the loan growth.

Net Interest Income. Net interest income increased $2.9 million, or 14.1%, to $23.7 million for the nine months ended September 30, 2017 compared to $20.8 million for the nine months ended September 30, 2016, primarily as a result of an increase in average loan balances which contributed $3.7 million of additional loan interest income over the comparable periods. Interest expense on interest-bearing deposits increased by $400,000 for the nine months ended September 30, 2017 as average balances and yields increased across all interest-bearing deposit categories. The increase in average balances contributed $162,000 of additional interest expense and the increase in yields contributed $238,000. Average interest-earning assets increased $92.1 million primarily due to a $114.0 million increase in average outstanding loans during the comparable periods. The interest rate spread decreased 1 basis point to 3.83% for the nine months ended September 30, 2017 from 3.84% for the comparable period in 2016. The net interest margin increased 3 basis points for the nine months ended September 30, 2017 to 4.07% from 4.04% for the comparable quarter in 2016.

Provision for Loan Losses. The provision for loan losses increased $693,000 to $497,000 for the nine months ended September 30, 2017 from a recovery of $196,000 for the same nine month period in 2016.

Non-Interest Income. Non-interest income increased $567,000, or 30.7%, to $2.4 million for the nine months ended September 30, 2017 from $1.8 million for the comparable period in 2016. Late and prepayment fees increased $346,000 to $603,000 for the nine months ended September 30, 2017 from $257,000 for the comparable period in 2016 mainly due to increases of $173,000 in prepayment fees, $100,000 in other charges and fees related to mortgage loans. Brokerage commissions increased $71,000 to $453,000 for the nine months ended September 30, 2017 from $382,000 for the comparable period in 2016 mainly due to increased brokerage activity. Other noninterest income increased $170,000 to $676,000 for the nine months ended September 30, 2017 from $506,000 for the comparable period in 2016 mainly due to increases in letter of credit fees of $81,000, miscellaneous operating income of $33,000, and debit card commissions of $54,000.

Non-Interest Expense. Non-interest expense increased $7.0 million or 33.8%, to $27.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase is mainly attributable to a one-time, pre-tax contribution of $6.3 million to establish the Foundation. The increase in compensation and benefits expense of $1.0 million is mainly due to an increase of $776,000 in compensation expense mainly as a result of staffing demands and salary adjustments, an increase of $235,000 in social security expense, and an increase of $70,000 in medical and dental expense. Direct loan expense decreased $120,000, or 17.7%, to $558,000 during the nine months ended September 30, 2017 from $678,000 for the nine months ended September 30, 2016, mainly due improvement in loan performance, reducing the amount of annual appraisals.  FDIC deposit insurance premiums decreased $300,000 mainly as a result of a change to the Bank’s assessment rate due to the improvement of the FDIC’s Deposit Insurance Fund Reserve Ratio. Insurance and surety bond premiums decreased $164,000 to $205,000 for the nine months ended September 30, 2017 from $369,000 for the nine months ended September 30, 2016, mainly due to switching carriers and entering into a three-year agreement instead of a one-year agreement. Other operating expenses increased $337,000 or 17.0%, to $2.3 million for the nine months ended September 30, 2017 from $2.0 million for the nine months ended September 30, 2016 mainly due to increases in audit and accounting service fees of $182,000, employment agency fees of $63,000, OCC general assessment fees of $53,000, and $31,000 in pension plan administration fees.

Income Tax Provision (Benefit). The results for the nine months ended September 30, 2017 include a one-time, pre-tax contribution of $6.3 million to establish the Foundation with a corresponding tax benefit of $2.5 million. As a result, the income tax provision decreased by $1.5 million for the nine months ended September 30, 2017 to a benefit of $657,000 compared with an expense of $846,000 for the nine months ended September 30, 2016.  The effective income tax rate was 30.1% and 41.6% for the nine months ended September 30, 2017 and 2016.

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

	For the Three Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$762,048	$9,893	5.15%	$613,759	$8,128	5.27%
Available-for-sale securities	29,543	104	1.40%	64,987	227	1.39%
Other (2)	65,468	167	1.01%	15,498	16	0.41%
Total interest-earning assets	857,059	10,164	4.70%	694,244	8,371	4.80%
Non-interest-earning assets	33,946			33,661
Total assets	$891,005			$727,905
Interest-bearing liabilities:
Savings accounts	$130,855	$131	0.40%	$128,355	$78	0.24%
Interest-bearing demand	78,373	44	0.22%	53,750	26	0.19%
Certificates of deposit	404,365	1,574	1.54%	371,330	1,386	1.48%
Total deposits	613,593	1,749	1.13%	553,435	1,490	1.07%
Advance payments by borrowers	6,060	1	0.07%	4,514	1	0.09%
Borrowings	21,267	66	1.23%	500	—	0.00%
Total interest-bearing liabilities	640,920	1,816	1.12%	558,449	1,491	1.06%
Non-interest-bearing liabilities:
Non-interest-bearing demand	148,251	—		72,909	—
Other non-interest-bearing liabilities	3,391	—		3,427	—
Total non-interest-bearing liabilities	151,642	—		76,336	—
Total liabilities	792,562	1,816		634,785	1,491
Total equity	98,443			93,120
Total liabilities and total equity	$891,005		1.12%	$727,905		1.06%
Net interest income		$8,348			$6,880
Net interest rate spread (3)			3.58%			3.73%
Net interest-earning assets (4)	$216,139			$135,795
Net interest margin (5)			3.86%			3.94%

Average interest-earning assets to interest-bearing liabilities			133.72%			124.32%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$711,179	$28,065	5.28%	$597,228	$24,330	5.44%
Available-for-sale securities	38,628	376	1.30%	74,859	820	1.46%
Other (2)	29,264	220	1.01%	14,919	50	0.45%
Total interest-earning assets	779,071	28,661	4.92%	687,006	25,200	4.90%
Non-interest-earning assets	33,553			34,457
Total assets	$812,624			$721,463
Interest-bearing liabilities:
Savings accounts	$129,673	$375	0.39%	$126,028	$213	0.23%
Interest-bearing demand	74,506	108	0.19%	51,777	71	0.18%
Certificates of deposit	382,653	4,318	1.51%	371,721	4,117	1.48%
Total deposits	586,832	4,801	1.09%	549,526	4,401	1.07%
Advance payments by borrowers	5,865	3	0.07%	4,475	3	0.09%
Borrowings	14,616	127	1.16%	1,518	7	0.62%
Total interest-bearing liabilities	607,313	4,931	1.09%	555,519	4,411	1.06%
Non-interest-bearing liabilities:
Non-interest-bearing demand	106,222	—		69,867	—
Other non-interest-bearing liabilities	3,346	—		3,287	—
Total non-interest-bearing liabilities	109,568	—		73,154	—
Total liabilities	716,881	4,931		628,673	4,411
Total equity	95,743			92,790
Total liabilities and total equity	$812,624		1.09%	$721,463		1.06%
Net interest income		$23,730			$20,789
Net interest rate spread(3)			3.83%			3.84%
Net interest-earning assets (4)	$171,758			$131,487
Net interest margin (5)			4.07%			4.04%
Average interest-earning assets to
interest-bearing liabilities			128.28%			123.67%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$2,161	$(396)	$1,765	$4,516	$(781)	$3,735
Securities	(155)	32	(123)	(361)	(83)	(444)
Other	113	38	151	74	95	169
Total interest-earning assets	2,119	(326)	1,793	4,229	(769)	3,460
Interest-bearing liabilities:
Savings accounts	2	51	53	6	156	162
Interest-bearing demand	13	5	18	33	4	37
Certificates of deposit	127	61	188	122	79	201
Total deposits	142	117	259	161	239	400
Advance payment by borrowers	—	—	—	1	(1)	—
Borrowings	66	—	66	109	11	120
Total interest-bearing liabilities	208	117	325	271	249	520
Change in net interest income	$1,911	$(443)	$1,468	$3,958	$(1,018)	$2,940

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

The table below sets forth, as of September 30, 2017, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$31,723	-2.04%
+300	31,972	-1.27%
+200	32,199	-0.57%
+100	32,365	-0.06%
Level	32,385	0.00%
-100	31,728	-2.03%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2017, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 0.57% decrease in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 2.03% decrease in net interest income.

Net Present Value. We also compute amounts by which the net present value of our assets and liabilities ("NPV") would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 100 basis point increments, with changes in interest rates representing immediate and permanent shifts in the yield curve.

The table below sets forth, as of September 30, 2017, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$136,789	$(28,801)	-17.39%	16.30%	(173)
+300	145,027	(20,563)	-12.42%	16.88%	(115)
+200	152,874	(12,717)	-7.68%	17.38%	(65)
+100	160,179	(5,411)	-3.27%	17.81%	(22)
------	165,590	—	0.00%	18.03%	—
-100	169,458	3,868	2.34%	18.10%	7

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2017, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 7.68% decrease in net economic value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 2.34% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2017, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	As of September 30, 2017 Time to Repricing

	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$51,629	$51,629	$51,629	$51,629	$51,629	$51,629	$51,629	$4,716	$56,345
Securities	3,791	7,492	13,786	23,970	29,491	29,491	29,491	(179)	29,312
Net loans (includes LHFS)	59,145	95,934	177,658	306,392	710,356	769,971	769,971	(2,250)	767,721
FHLB Stock	—	—	—	—	1,454	1,454	1,454	—	1,454
Other assets	—	—	—	—	3	3	3	37,428	37,431
Total	$114,565	$155,055	$243,073	$381,991	$792,933	$852,548	$852,548	$39,715	$892,263
Liabilities:
Non-maturity deposits	$204,416	$204,416	$204,416	$204,416	$204,416	$204,416	$204,416	$93,624	$298,040
Certificates of deposit	45,139	82,236	153,724	240,001	399,225	400,615	400,615	—	400,615
Other liabilities	15,000	15,000	15,000	15,000	15,000	15,000	15,000	10,100	25,100
Total liabilities	264,555	301,652	373,140	459,417	618,641	620,031	620,031	103,724	723,755
Capital	—	—	—	—	—	—	—	168,508	168,508
Total liabilities and capital	$264,555	$301,652	$373,140	$459,417	$618,641	$620,031	$620,031	$272,232	$892,263
Asset/liability gap	$(149,990)	$(146,597)	$(130,067)	$(77,426)	$174,292	$232,517	$232,517
Gap/assets ratio	43.30%	51.40%	65.14%	83.15%	128.17%	137.50%	137.50%

At September 30, 2017, our asset/liability gap from zero days to one year was ($130.1) million, resulting in a gap/assets ratio of 65.14%.

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

	As of December 31, 2016 Time to Repricing
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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2017 and December 31, 2016, we had $15.0 million and $3.0 million, respectively, of term and overnight outstanding advances from the Federal Home Loan Bank of New York, and also had a guarantee from the Federal Home Loan Bank of New York through a standby letter of credit of $7.9 million.  At September 30, 2017, we had eligible collateral of approximately $190.5 million in mortgage loans available to secure advances from the Federal Home Loan Bank of New York.  We also have an unsecured line of credit of $22.0 million with one of our correspondent banks.  We did not have any securities sold under repurchase agreements with brokers as of September 30, 2017 and December 31, 2016.

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Net cash provided by operating activities was $6.0 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(102.0) million and $(25.7) million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and proceeds from the stock offering, was $140.6 million and $30.1 million for the nine months ended September 30, 2017 and 2016, respectively.

We are committed to maintaining an adequate liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2017 and December 31, 2016, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at September 30, 2017 and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category. See "Historical and Pro Forma Regulatory Capital Compliance."

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2017 and December 31, 2016, we had outstanding commitments to originate loans of $89.7 million and $63.7 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $155.1 million and from December 31, 2016 totaled $168.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting.  The Company did migrate to a new general ledger reporting system during the quarter ended September 30, 2017.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business.  At September 30, 2017, we were not involved in any legal proceedings the outcome of which we be believe would be material to our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Charter of PDL Community Bancorp (attached as Exhibit 3.1 to the Registrant’s amendment No. 1 to the Form S-1 (File No. 333-217275) filed with the Commission on May 22, 2017).

3.2	Bylaws of PDL Community Bancorp (attached as Exhibit 3.2 to the Registrant’s amendment No. 2 to the Form S-1 (File No. 333-217275) filed with the Commission on July 27, 2017.

10

Agency Agreement dated July 31, 2017, by and among PDL Community Bancorp, Ponce De Leon Federal Bank, Ponce Bank Mutual Holdings Company, and Raymond James & Associates, Inc. (attached as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217275) filed with the Commission on August 2, 2017.

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

Company Name

Date: November 14, 2017	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer