Form 10-K
period 2017-12-31
PDL Community Bancorp
filed 2018-04-02
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38224

PDL Community Bancorp

(Exact name of Registrant as specified in its Charter)

Federal	82-2857928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2244 Westchester Avenue Bronx, NY	10462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 931-9000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common stock traded on the NASDAQ stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 29, 2018 was $108,033,099.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2018 was 18,463,028.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 10, 2018.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

ii

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

iii

PART I

Item 1. Business

PDL Community Bancorp

PDL Community Bancorp (hereafter referred to as “we,” “our,” “us,” “PDL Community Bancorp,” or the “Company”), is the majority-owned subsidiary of Ponce Bank Mutual Holding Company. PDL Community Bancorp, as the holding company of Ponce Bank (“Ponce Bank” or the “Bank”), a federal stock savings association subsidiary of PDL Community Bancorp, is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions, or other diversification of the activities of PDL Community Bancorp at the present time.

Our cash flow is dependent on earnings from investments and any dividends received from Ponce Bank. PDL Community Bancorp does not own nor lease any property, but instead uses the premises, equipment and furniture of Ponce Bank. At the present time, we employ only persons who are officers of Ponce Bank to serve as officers of PDL Community Bancorp. We use the support staff of Ponce Bank from time to time. These persons are not separately compensated by PDL Community Bancorp. PDL Community Bancorp may hire additional employees, as appropriate; to the extent it expands its business in the future.

The Company’s executive office is located at 2244 Westchester Avenue, Bronx, New York 10462, and the telephone number at that address is (718) 931-9000.

Available Information

Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PDL Community Bancorp is required to file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, proxy, quarterly reports on Form 10-Q, and current reports on Form 8-K and other reports as required with the SEC. The SEC website www.sec.gov provides access to all forms which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website, www.poncebank.com (within the Investor Relations section). Information on our website is not and should not be considered part of this annual report.

The Company’s common stock is traded on the NASDAQ stock market under the symbol “PDLB.”

Ponce Bank

Ponce Bank is a federally-chartered stock savings association headquartered in the Bronx, New York. Ponce Bank was originally chartered in 1960 as a federally-chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” The Bank is designated as a Minority Depository Institution under applicable regulations.

Business is conducted at our administrative center and 13 banking offices. The banking offices are located in Bronx (5 branches), Manhattan (2 branches), Queens (3 branches) and Brooklyn (3 branches), New York, and one branch in Union City, New Jersey.

The Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in mortgage loans consisting of one-to-four family real estate, including  residential owner-occupied and investor-owned, multifamily residential, nonresidential property, construction and land, and, to a lesser extent, business and consumer loans. Subject to market conditions, we expect to increase our focus on multifamily and nonresidential loans in an effort to grow our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in securities, which have historically consisted primarily of securities issued by the U.S. Government and federal agencies and mortgage-backed securities issued by U.S. government-sponsored enterprises. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts.  We also use alternative funding sources such as borrowings and brokered and listing service deposits to complement our existing funding base.

Market Area

We are headquartered in the Bronx, New York, with our primary market in the boroughs of New York City (excluding Staten Island) and Hudson County, New Jersey. The size and complex nature of the geographic footprint makes for diverse demographics that continue to undergo significant changes, in terms of economic, racial, ethnic and age parameters, all with potentially substantial long-term institutional ramifications.

Our primary deposit base includes a large and stable base of locally employed blue-collar workers with low-to-medium income, middle-aged, and with limited investment funds. Within the base of locally employed blue-collar workers there is a significant, and growing, portion of recently immigrated, younger, lower-skilled laborers. The influx of immigrant lower-skilled workers, however, has been hampered by the increases in rental rates in the rental housing market within the New York City metropolitan area.

Another significant customer segment consists of middle aged and older white-collar, high-income individuals, many of whom are self-employed real estate investors and developers. They constitute a large percentage of the borrowing base of the Bank and, increasingly, are becoming the source of a significant percentage of commercial deposits.

The Bank historically has been funded through local community deposits. Today, the Bank continues to rely primarily on community deposits from its market areas to fund investments and loans. However, the mix of community deposits now includes consumer and commercial deposits but with a strong reliance on time deposits.

Until we expanded our branch network, our Bronx-based image and emphasis on personal services to minorities allowed us to maintain adequate market standing in consumer deposits and mortgage loans. The Bank’s branch expansion and the gentrification of substantial parts of New York City altered our competitive landscape. The branch expansion resulted in primarily one-time increases in our deposit base.

Competition

The Bank faces significant competition within its market areas both in making loans and attracting deposits. There is a high concentration of financial institutions in the Bank’s market area, including national, regional and other locally-operated commercial banks, savings banks, savings associations and credit unions. Several “mega” banks exist in the market, such as JPMorgan Chase, Citibank and Capital One, many of whom are making a new push for retail deposits. A number of our competitors offer products and services that the Bank does not currently offer, such as trust services, private banking, insurance services and asset management. Additionally, the Bank faces an increasing level of competition from non-core financial service providers that do not necessarily maintain a physical presence in the Bank’s market area, such as Quicken Loans, Freedom Mortgage and many internet financial service providers. The litany of competitors facing the Bank is extensive.

Deposit market share in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains five branches, it holds 1.88% (June 30, 2017) of the market’s deposits. This represents the Bank’s largest market share in a county level area. Generally speaking, the Bank has been able to grow deposits at about the same rates as its respective markets of operation. For example, between December 31, 2016 and December 31, 2017, the Queens County market increased 7%, and the Bank grew deposits at its branches in tandem with that rate. The Bank will continue to work to improve its market position by expanding its brand within its current market, and building its capacity to provide more products and services to its customer base.

Lending Activities

General. Our principal lending activity is originating one-to-four family real estate, including residential investor-owned and owner-occupied, multifamily residential, nonresidential property, construction and land, and, to a lesser extent, business and consumer loans.. To a much lesser extent, we also originate commercial and industrial (“C&I”) business loans and consumer loans. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. Subject to market conditions and our asset-liability analysis, we seek to increase our emphasis on multifamily and nonresidential loans in an effort to grow our overall loan portfolio and increase the overall yield earned on our loans.

Lending activities are conducted primarily by our salaried loan personnel operating at our main and branch office locations including our loan officers. We also conduct lending activities throughout subsidiary Ponce De Leon Mortgage Corporation.  All loans originated by us are underwritten pursuant to our policies and procedures. We currently intend that substantially all of our mortgage loan originations will be with adjustable interest rates. For our business loan originations, variable rate pricing is offered based on prime rate, plus margin.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan (excluding loans held-for-sale) at the dates indicated. Loans in process at December 31, 2017 and December 31, 2016 were $48.7 million and $21.4 million, respectively.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$287,158	35.51%	$227,409	34.90%	$203,239	35.25%	$190,726	34.54%	$195,762	34.27%
Owner-Occupied	100,854	12.47%	97,631	14.98%	106,053	18.39%	105,222	19.05%	111,252	19.47%
Multifamily residential	188,550	23.31%	158,200	24.28%	122,836	21.30%	110,978	20.10%	107,541	18.82%
Nonresidential properties	151,193	18.70%	121,500	18.64%	106,462	18.46%	111,806	20.24%	109,603	19.19%
Construction and land	67,240	8.31%	30,340	4.66%	22,883	3.97%	18,707	3.39%	25,567	4.48%
Total mortgage loans	794,995	98.30%	635,080	97.46%	561,473	97.37%	537,439	97.32%	549,725	96.23%
Nonmortgage loans:
Business loans	12,873	1.59%	15,719	2.41%	14,350	2.49%	14,206	2.57%	20,349	3.56%
Consumer loans	886	0.11%	843	0.13%	788	0.14%	614	0.11%	1,210	0.21%
Total nonmortgage loans	13,759	1.70%	16,562	2.54%	15,138	2.63%	14,820	2.68%	21,559	3.77%
	808,754	100.00%	651,642	100.00%	576,611	100.00%	552,259	100.00%	571,284	100.00%

Net deferred loan origination costs	1,020		711		535		479		279
Allowance for losses on loans	(11,071)		(10,205)		(9,484)		(9,449)		(9,940)

Loans, net	$798,703		$642,148		$567,662		$543,289		$561,623

In addition to the loans in the table above, we did not have any loans held for sale at December 31, 2017 and had $2.1 million of loans held for sale at December 31, 2016.

Loan Products Offered by the Bank.  The following table provides a breakdown of the Bank’s loan portfolio (excluding loans held-for-sale) by product type and principal balance outstanding at December 31, 2017:

At December 31, 2017
Loan Type	# of Loans	Principal Balance (In thousands)	% of Portfolio
Mortgage loans:
1-4 Family residential
Investor-owned	538	$287,158	35.51%
Owner-occupied	291	100,854	12.47%

Multifamily residential	244	188,550	23.31%

Nonresidential properties	205	151,193	18.70%

Construction and land
Construction 1-4 Investor	5	4,129	0.51%
Construction Multifamily	21	61,159	7.56%
Construction Nonresidential	2	1,676	0.21%
Land loan	1	276	0.03%

Nonmortgage loans:
Business loans
C&I lines of credit	90	9,332	1.15%
C&I loans (term)	15	3,541	0.44%

Consumer loans
Unsecured	39	321	0.04%
Passbook	133	565	0.07%
Grand Total	1,584	$808,754	100.00%

One-to-four Family Investor-Owned Loans. At $287.2 million, or 35.5%, of the Bank’s total loan portfolio at December 31, 2017, investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential represent the Bank’s largest lending category. The majority of this portfolio, $246.8 million, or 85.9% are two-to-four family properties (431 accounts), while the remaining $40.4 million, or 14.1%, are primarily single family, non-owner-occupied investment properties (107 accounts). The three largest loans in this category are $4.9 million, $3.2 million and $3.1 million. In this category, loans totaling $120.4 million, or 41.8%, are secured by properties located in Queens County, $98.1 million, or 34.1%, in Kings County, $25.8 million, or 9.0%, in Bronx County, and $19.4 million, or 6.7%, in New York County. The rest of this category, less than 9.0%, is spread out in other counties and no other concentration exceeded $7.0 million or 5.0%.

One-to-four family investor-owned real estate loans involve a greater degree of risk than one-to-four family owner-occupied real estate loans. Rather than depending on the borrower’s repayment ability from employment or other income, the borrower’s repayment ability is primarily dependent on ensuring that a tenant occupies the investor property and has the financial capacity to pay sufficient rent to cover the borrower’s debt. In addition, if an investor borrower has several loans secured by properties in the same market, the loans have risks similar to a multifamily real estate loan and repayment of those loans is subject to adverse conditions in the rental market or the local economy.

The Bank imposes strict underwriting guidelines in the origination of such loans, including lower maximum loan-to-value ratios of 70% on purchases and 65% on refinances, a required minimum debt service coverage ratio (net operating income divided by debt service requirement) of 1.20x that must be met by either the property on a standalone basis, or by the inclusion of the owner(s) as co-borrower(s). In addition, all such loans currently require that the transaction exhibit a global debt service coverage ratio (net operating income divided by debt service requirement) of no less than 1.0x. This coverage ratio indicates that the owner has the capacity to support the loan along with all of his personal obligations. On occasion, the Bank has required that the borrower establish a cash reserve to be held at the Bank in order to provide additional security. The maximum term on such loans is 30 years, typically with five year adjustable rates.

One-to-four Family Owner-occupied Loans. Lending in this category totaled $100.9 million, or 12.5% of the Bank’s total loan portfolio at December 31, 2017. None of the loans in this category exceeded $2.0 million in outstanding balances, with the three largest having $1.8 million, $1.6 million and $1.5 million in outstanding balances. There are only 17 loans with an outstanding balance in excess of $1.0 million, which in total account for less than 20% of this category. At December 31, 2017, approximately 39.1% of this category is secured by properties located in Queens County and 10.8% in New York County. None of the other geographical concentrations exceeded 10% of this category.

It is the Bank’s policy to underwrite loans secured by one-to-four family owner-occupied residential real estate in a manner that ensures strict compliance with Dodd-Frank regulatory requirements. This includes underwriting only mortgages that have a debt-to-income ratio of 43% or less. That is the highest ratio a borrower can have and still receive qualified mortgage. A qualified mortgage is presumed to meet the borrower’s ability to repay the loan. As part of this effort, the Bank employs software that tests each loan for compliance.

The Bank generally limits loans in this category to a maximum loan-to-value ratio of 90% for a purchase and 80% for a refinance, based on the lower of the purchase price or appraised value. The maximum loan term is 30 years, self-amortizing. Being that the Bank is a portfolio lender, it presently does not offer a fixed-rate product. The Bank currently offers mostly 5/1 and 5/5 adjustable rate loans that adjust based on a spread ranging between 2.75% to 3.00% over the one-or five-year Federal Home Loan Bank of New York rate. The maximum amount by which the interest rate may increase generally is limited to 2% for the first two adjustments and 5% for the life of the loan.

Multifamily and Non-Residential Lending. At $188.6 million, or 23.3% of the Bank’s total loan portfolio at December 31, 2017, mortgages secured by multifamily properties represent the Bank’s second largest lending concentration. The nonresidential portfolio accounts for $151.2 million, or 18.7%, of the total loan portfolio, and represents the third largest concentration.  Combined, the multifamily and non-residential loan portfolios amount to $339.7 million, or 42.0% of the Bank’s total loan portfolio at December 31, 2017.  The three largest loans were $7.3 million, $4.9 million and $3.3 million, with the largest being a multifamily residential building, and the other two being nonresidential. Of the total of $339.7 million, 97 loans have balances in excess of $1.0 million and account for $196.2 million, or approximately 57.8%, of this lending concentration. In terms of geographical concentrations, $144.9 million, or 42.6%, are secured by properties located in Queens County, $66.1 million, or 19.5%, in Bronx County, $55.0 million, or 16.2%, in Kings County, $19.5 million, or 5.8%, in New York County and $19.1 million, or 5.8%, in Westchester County. All other concentrations by county, which account for less than 16.0% of this category, have balances of $10.0 million or less.  In the nonresidential portfolio, $34.4 million is classified as owner-used, owner-occupied. The overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $53.3 million, or 35.3%, of the portfolio, industrial and warehouse at $27.9 million, or 18.5%, service, doctor, dentist, beauty, etc. at $21.3 million or 14.1%, offices at $18.0 million, or 11.9%, churches at $11.9 million, or 7.8%, restaurants at $9.6 million, or 6.4%, and hotels and motels at $6.4 million, or 4.2%. The rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

The Bank considers a number of factors in originating multifamily and nonresidential mortgages. Loans secured by multifamily and nonresidential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in this type of lending is the borrower’s creditworthiness and the viability and cash flow potential of the project. Payments on loans secured by income-producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy as compared to residential real estate loans. To address the risks involved, the Bank evaluates the qualifications and financial resources of the underlying principal of the borrower, including credit history, profitability and expertise, as well as the value of cash flows and condition of the property securing the loan. When evaluating the qualifications of the borrower, the Bank considers the financial resources of the borrower, the underlying principal of the borrower’s experience in owning or managing similar properties and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value or purchase price of the mortgaged property (whichever is lower), and the debt service coverage ratio. All multifamily and non-residential loans are supported by appraisals that conform to the Bank’s appraisal policy. The Bank generally limits the maximum loan-to-value ratio on these loans to 75%, based on the lower of the purchase price or appraised value of the subject property (70% on the refinance of nonresidential properties such as retail spaces, office buildings, and warehouses). The maximum loan term ranges between 25 and 30 years. As is the Bank’s general policy, the Bank offers only adjustable rates on its multifamily and nonresidential mortgages - with adjustments based on a spread currently ranging between 2.75% to 3.00% over the five-year Federal Home Loan Bank of New York rate.

Construction and Land Lending. Construction and land lending totaled $67.2 million, or 8.3%, of the Bank’s total loan portfolio at December 31, 2017, (29 projects) with the majority consisting of multifamily residential projects (21 projects). Out of the $67.2 million, $61.2 million are multifamily, of which $30.2 million are secured by properties located in Kings County, $24.5 million in Queens County, $5.9 million in Bronx County and $650,000 in New York County. At December 31, 2017, loans in process related to construction loans totaled $48.7 million.

The Bank’s typical construction loan has a term of up to 24 months and contains:

•	a minimum of 5% contingency;
•	a minimum of 5% retainage;
•	a loan-to-cost ratio of 70% or less;
•	an end loan loan-to-value ratio of 65% or less;
•	an interest reserve;
•	guarantees of all owners / partners / shareholders of a closely held organization owning 20% or more of company stock or entity ownership; and
•	an option to convert to a permanent mortgage loan upon completion of the project.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. The Bank’s approach to the underwriting of construction loans is driven by five factors: analysis of the developer; analysis of the contractor; analysis of the project; valuation of the project; and evaluation of the source of repayment.

The developer’s character, capacity and capital are analyzed to determine that the individual or entity has the ability to first complete the project and then either sell it or carry permanent financing. The general contractor is analyzed for reputation, sufficient expertise and capacity to complete the project within the allotted time. The project is analyzed in order to ensure that the project will be completed within a reasonable period of time according to the plans and specifications, and can either be sold, rented or refinanced once completed. All construction loans are supported by appraisals which conform to the Bank’s appraisal policy and affirm the value of the project both “As Is” and “As Completed”. Lastly, the Bank reviews the developer’s cash flow estimations for the project on an “As Completed” basis. These projections are compared to the appraiser’s estimates. Debt service coverage using projected rental net income must be at least 1.2x the estimated debt service when operating at stabilized levels.

Upon closing of the construction loan, the Bank begins monitoring the project and funding requisitions for completed stages upon inspection and confirmation by third party firms, such as engineers, of the work performed and its value and quality. Conversion to permanent financing usually occurs upon a conversion underwriting and receipt of certificates of occupancy, as applicable.

C&I Loans and Lines of Credit. C&I loans and lines of credit represent less than 2.0% of the Bank’s total loan portfolio at December 31, 2017. Unlike real estate loans, which are secured, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral securing these loans may fluctuate in value.

Although the Bank’s loan policy allows for the extension of secured and unsecured financing, the Bank usually seeks to obtain collateral when in initial discussions with potential borrowers. Unsecured credit facilities are made only to strong borrowers that possess established track records with the Bank (or come highly recommended) and are supported by guarantors. Guarantees are required of any individual or entity owning or controlling 20% or more of the borrowing entity, with exceptions requiring approval from the Board of Directors. When credits are not secured by a specific lien on an asset, the Bank usually requires a general lien on all business assets as evidenced by a UCC filing. Pricing is typically based on the Wall Street Journal prime rate plus a spread driven by risk rating variables.

Underwriters are required to identify at least two sources of repayment, usually recommend that loans contain covenants, such as minimum debt service coverage ratios, minimum global debt service coverage ratios, maximum leverage ratios, 30-day “cleanups” or “clean-downs,” as applicable, and must require periodic financial reporting. In addition, every effort is made to set up borrowers with auto-debit for loan payments, and they are strongly encouraged to maintain operating accounts at the Bank.

Lines of credit are typically short term facilities (12 months) that are provided for occasional or seasonal needs. They are extended to only qualifying borrowers who have established cash flow from operations and a clean credit history. An annual 30-day clean-up, or 75% annual pay-down period is required. A clean-up period generally is not required on amortizing secured lines. Guarantors, which are usually required, must have clean credit histories and a substantial outside net worth. Most lines contain an option to convert to a term loan upon maturity.

Secured term loans are long term facilities extended typically for the purpose of financing the purchase of a long term asset. At a minimum, they will be collateralized by the asset being purchased. They may also be secured by an existing long term business asset or outside collateral pledged by the guarantor borrower. Unsecured term loans are usually extended only to well-known borrowers who have established, strong cash flow from operations and a clean credit history. Although Bank policy allows term loans for up to ten years, the preference is to offer self-amortizing term loans based on a term of no more than five to seven years.

Loan Originations, Purchases and Sales. The following table sets forth our loan originations, sales, purchases and principal repayment activities during the periods indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Total loans at beginning of year	$651,642	$576,611	$552,259	$571,284	$594,418
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	85,333	57,167	39,309	34,603	31,508
Owner-occupied	15,278	14,741	12,555	11,625	23,001
Multifamily residential	51,451	51,876	34,048	28,965	21,986
Nonresidential properties	56,327	31,408	18,365	15,972	13,850
Construction and land	69,011	5,693	3,497	15,485	10,389
Total mortgage loans	277,400	160,885	107,774	106,650	100,734
Nonmortgage loans:
Business	17,873	1,222	7,451	4,540	5,084
Consumer	597	718	692	277	516
Total nonmortgage loans	18,470	1,940	8,143	4,817	5,600
Total loans	295,870	162,825	115,917	111,467	106,334
Loans purchased:
Mortgage loans:
1-4 family residential	—	—	—	—	—
Investor-owned	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Total mortgage loans	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans	—	—	—	—	—
Loans sold:
Mortgage loans:
1-4 family residential	—	—	—	—	—
Investor-owned	(139)	—	—	—	—
Owner-occupied	(819)	—	—	—	—
Multifamily residential	—	—	—	(850)	—
Nonresidential properties	(2,010)	—	—	—	—
Construction and land	—	—	—	—	—
Total mortgage loans	(2,968)	—	—	(850)	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans	(2,968)	—	—	(850)	—
Principal repayments and other	(135,790)	(87,794)	(91,565)	(129,642)	(129,468)
Net loan activity	157,112	75,031	24,352	(19,025)	(23,134)
Total loans at end of year	$808,754	$651,642	$576,611	$552,259	$571,284

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	December 31, 2017
	One year or less	More than one year to five years	More than five years	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$1,653	$9,997	$275,508	$287,158
Owner-occupied	2,366	3,247	95,241	100,854
Multifamily residential	3,575	7,340	177,635	188,550
Nonresidential properties	3,658	7,694	139,841	151,193
Construction and land	35,950	31,290	—	67,240
Total mortgage loans	47,202	59,568	688,225	794,995
Nonmortgage loans:
Business loans	8,403	4,470	—	12,873
Consumer loans	126	760	—	886
Total nonmortgage loans	8,529	5,230	—	13,759
Total	$55,731	$64,798	$688,225	$808,754

The following table sets forth our fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$23,668	$261,837	$285,505
Owner-occupied	36,076	62,412	98,488
Multifamily residential	9,303	175,672	184,975
Nonresidential properties	15,080	132,455	147,535
Construction and land	31,290	—	31,290
Total mortgage loans	115,417	632,376	747,793
Nonmortgage loans:
Business loans	3,480	990	4,470
Consumer loans	760	—	760
Total nonmortgage loans	4,240	990	5,230
Total	$119,657	$633,366	$753,023

Loan Approval Procedures and Authority.  Our maximum loan to one borrower is 90% of the Bank’s legal lending limit, individually and cumulatively. At December 31, 2017, our internal lending limit to one borrower was $21.1 million. At December 31, 2017, our largest relationship was $16.3 million consisting of one multifamily construction project in Kings County, with an outstanding balance of $9.0 million. The second largest relationship was $14.0 million consisting of one multifamily construction project located in Queens County. No other loan or loans to one borrower, individually or cumulatively, exceeded $13.1 million, or 62% of our lending limit.

The Bank’s lending is subject to written policies, underwriting standards and operating procedures. Decisions on loan requests are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain and property valuations, consistent with our appraisal policy. The appraisals are prepared by outside independent licensed appraisers and reviewed by third parties, all approved by the Board of Directors. The Loan Committee usually reviews appraisals in considering a loan application.  The performance of the appraisers is also subject to internal evaluations using scorecards and are assessed periodically. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and all information provided with the application and provided checklists as part of the application package are thoroughly evaluated by the loan underwriting department.

The lending approval process starts with the processing of the application package, which is reviewed for completeness and then all necessary agency reports are ordered. Upon initial review and preparation of preliminary documents by the processors in the underwriting department, the file is assigned to an underwriter. The underwriters are responsible for presenting the loan request - with a recommendation - to the Loan Committee and then the Board of Directors, when the credit exposure is greater than the Loan Committee’s authority or there are exceptions to our loan policy. If approved, closed and booked, the loan reviewers then undertake the responsibility of monitoring the credit file for the life of the loan by assessing the borrower’s creditworthiness periodically, given certain criteria and following certain operating procedures. An independent third party also performs loan reviews following similar criteria and scope under the oversight of the Audit Committee of the Board of Directors.

The Bank also offers smaller commercial and consumer loans of up to $250,000 that follow an “Express Approval” process based on certain underwriting guidelines. Express Approval loans require the signature of only three (3) Loan Committee members.

At this time, the Bank does not originate loans with the intent of selling them into the secondary market.

Delinquencies and Non-Performing Assets

Delinquency Procedures. Collection efforts commence the day following the grace period, normally on the 17th of the month.  Those loans that have experienced sporadic late payments over the previous 12 months are to be reviewed with a greater degree of diligence.  Late notices are generated and distributed on the 17th and 30th day of the month.  The Collection Department will pursue collection efforts up until the 90th day past due. At that time, the Bank usually will institute legal proceedings for collection or foreclosure unless it is in the best interest of the Bank to work further with the borrower to arrange a suitable workout plan.

Prior to acquiring property as a result of foreclosure, the Bank will attain an updated appraisal to determine the fair market value and proceed with net adjustments according to accounting principles.  Board of Directors approval will be required.

For the years ended December 31, 2017 and 2016, we collected $1.1 million and $159,270, respectively, of interest income on our non-accruing troubled debt restructured loans, of which we recognized $1.0 million and $26,193 into income, respectively. The remaining interest collected on our non-accruing troubled debt restructured loans for these periods was applied as a principal reduction for the remaining life of the loan, or until the loan is deemed performing.

Delinquent Loans.  The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2017			2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$1,201	$—	$472	$2,716	$—	$325	$2,306	$659	$805
Owner-occupied	585	—	3,391	2,562	557	1,734	1,023	311	1,712
Multifamily residential	46	—	—	819	—	—	84	—	—
Nonresidential properties	11	—	1,882	41	—	1,994	680	55	859
Construction and land	—	—	—	—	—	—	—	—	—
Nonmortgage Loans:
Business	239	—	51	25	—	22	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$2,082	$—	$5,796	$6,163	$557	$4,075	$4,093	$1,025	$3,376

	At December 31,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$1,413	$320	$1,107	$6,179	$232	$6,887
Owner-occupied	1,477	607	2,183	2,569	703	3,830
Multifamily residential	8	—	2,956	1,466	—	971
Nonresidential properties	1,783	957	176	2,381	789	1,604
Construction and land	2,228	—	1,280	4,774	1,243	2,207
Nonmortgage Loans:
Business	195	—	600	1,741	679	—
Consumer	2	—	—	15	18	—
Total	$7,106	$1,884	$8,302	$19,125	$3,664	$15,499

Non-Performing Assets.  The following table sets forth information regarding our non-performing assets.  Non-accrual loans include non-accruing troubled debt restructurings of $4.6 million, $2.7 million, $4.5 million, $9.0 million, and $24.3 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$1,034	$809	$1,635	$2,721	$7,365
Owner-occupied	2,624	1,463	1,078	1,036	4,983
Multifamily residential	521	—	—	2,957	4,040
Nonresidential properties	1,387	1,614	1,660	72	1,579
Construction and land	1,075	1,145	637	259	3,019
Nonmortgage loans:
Business	147	22	13	14	236
Consumer	—	—	—	—	29
Total nonaccrual loans (not including non-accruing troubled debt restructured loans)	$6,788	$5,053	$5,023	$7,059	$21,251

Non-accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$1,144	$1,240	$2,599	$4,585	$10,059
Owner-occupied	2,693	646	1,055	1,923	7,471
Multifamily residential	—	—	—	—	396
Nonresidential properties	783	783	828	2,427	5,658
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	79	751
Consumer	—	—	—	—	—
Total non-accruing troubled debt restructured loans	4,620	2,669	4,482	9,014	24,335
Total nonaccrual loans	$11,408	$7,722	$9,505	$16,073	$45,586

Real estate owned:
Mortgage loans:
1-4 family residential
Investor-owned	$—	$—	$—	$—	$—
Owner-occupied
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	76	162	1,059
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total real estate owned	—	—	76	162	1,059
Total nonperforming assets	$11,408	$7,722	$9,581	$16,235	$46,645

Accruing loans past due 90 days or more:
Mortgage loans:
1-4 family residential
Investor-owned	$7	$—	$—	$—	$—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	126	127
Construction and land	—	—	—	1,257	894
Nonmortgage loans:
Business	—	—	—	600	—
Consumer	—	—	—	—	—
Total accruing loans past due 90 days or more	$7	$—	$—	$1,983	$1,021
Accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$6,559	$6,422	$6,579	$5,179	$2,371
Owner-occupied	4,756	7,271	8,326	9,661	2,476
Multifamily residential	—	—	—	—	—
Nonresidential properties	1,958	4,066	4,186	3,590	2,262
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	477	593	814	970	—
Consumer	—	—	—	—	—
Total accruing troubled debt restructured loans	$13,750	$18,352	$19,905	$19,400	$7,109
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans	$25,165	$26,074	$29,486	$37,618	$54,775
Total nonperforming loans to total loans	1.41%	1.19%	1.65%	2.91%	7.98%
Total nonperforming assets to total assets	1.23%	1.04%	1.35%	2.28%	6.24%
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans to total assets	2.72%	3.50%	4.19%	5.33%	7.50%

For the years ended December 31, 2017 and 2016, we collected $1.2 million and $315,000, respectively, of interest income on our non-accruing loans, of which we recognized $1.1 million and $83,000 into income, respectively.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

Under OCC regulations, when an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our loans, our classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Classified Loans:
Substandard	$22,999	$19,225	$17,786	$18,862	$53,690
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total classified loans	22,999	19,225	17,786	18,862	53,690
Special mention loans	5,317	2,549	6,469	10,501	22,134
Total classified and special mention loans	$28,316	$21,774	$24,255	$29,363	$75,824

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates, which may be at below market rates, to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

At December 31, 2017, we had 49 loans totaling $18.4 million that were classified as troubled debt restructurings. Of these, ten loans totaling $4.6 million were included in our non-accrual loans at such date because they were not performing in accordance with their modified terms, and the remaining 39 loans, totaling $13.8 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

At December 31, 2016, we had 61 loans totaling $23.2 million (including three loans held-for-sale totaling $2.1 million) that were classified as troubled debt restructurings. Of these, ten loans totaling $4.8 million (including all three of our loans held-for-sale totaling $2.1 million) were included in our non-accrual loans at such date because they were not performing in accordance with their modified terms, and the remaining 51 loans, totaling $18.4 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2017			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family residential	1	$176	$176	—	$—
Total	1	$176	$176	—	$—
Combination of rate, maturity, other	1	$176	$176	—	$—
Total	1	$176	$176	—	$—

There were no loans restructured during the year ended December 31, 2016.  No troubled debt restructurings defaulted within twelve months of their modification during the twelve months ended December 31, 2016.

Allowance for Loan Losses

The Bank has approved and maintained an appropriate, systematic and consistently applied process to determine the dollar amounts of the allowance for loan losses (“ALLL”) that is adequate to absorb inherent losses in the loan portfolio and other held financial instruments. An inherent loss, as defined by U.S. Generally Accepted Accounting Principles (“GAAP”), and applicable banking regulations, is an unconfirmed loss that probably exists based on the information that is available as of the evaluation date. It is not a loss that may arise from events that might occur as a result of a possible future event. Arriving at an appropriate allowance involves a high degree of management’s judgment, is inevitably imprecise, and results in a range of possible losses.

The determination of the dollar amounts of the ALLL is based on management’s current judgments about the credit quality of the loan portfolio taking into consideration all known relevant internal and external factors that affect loan payments at the end of each month. The dollar amounts reported each month for the ALLL are reviewed at least quarterly by the Board. To ensure that the methodology remains appropriate for the Bank, the Board periodically has the methodology validated externally and causes revisions to be made when appropriate. The Audit Committee oversees and monitors the internal controls over the ALLL determination process. The Bank adheres to a safe and sound banking practice by maintaining, analyzing, and supporting an adequate ALLL in accordance with GAAP and supervisory guidance.

The Bank’s ALLL methodology consists of a system designed and implemented to estimate loan and lease losses. The Bank’s ALLL methodology incorporates management’s current judgments about the credit quality of the loan and lease portfolio through a disciplined and consistently applied process.

The Bank’s loan policy requires the following when the Bank calculates the level of ALLL:

•	All loans shall be taken into consideration in the ALLL methodology whether on an individual or group basis.
•

The Bank shall identify all loans to be evaluated for impairment on an individual basis under ASC 310 and segment the remainder of the loan portfolio into groups (pools) of loans with similar risk characteristics for evaluation and analysis under ASC 450.

•	All known relevant internal and external factors that may affect the collection of the loan shall be taken into consideration.

•

All known relevant internal and external factors that may affect loan collectability shall be considered and applied consistently; however, when appropriate, these factors may be modified for new factors affecting loan collectability.

•	The particular risks inherent in different kinds of lending shall be taken into consideration.
•	The current collateral values, less the costs to sell, shall be taken into consideration when applicable.
•	The Bank shall require that competent and well-trained personnel perform the analysis, estimates, reviews and other ALLL methodology functions.
•	The ALLL methodology shall be based on current and reliable information.
•	The ALLL methodology shall be well documented, in writing, with clear explanations of the supporting analyses and rationale.
•	The ALLL methodology shall include a systematic and logical method to consolidate the loss estimates and ensure the ALLL balance is recorded in accordance with GAAP.

Loan pools with similar risk characteristics. Loss histories are the starting point for the calculation of ALLL balances. Loss histories are calculated for each of the pools by aggregating the historical losses less recoveries within the respective pools and annualizing the number over the determined length of time. The length of time may vary according to the relevance of past periods’ experience to the current period, among other considerations. The Bank currently uses a prior twelve quarter rolling average for its historical loss rates.

Each pool’s historical loss rate is adjusted for the effects of the qualitative or environmental factors. The factors analyzed include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices.
•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentration of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The Bank utilizes a risk-based approach to determine the appropriate adjustments for each qualitative factor. A matrix containing definitions of low, medium, and high risk levels is used to assess the individual factors to determine their respective directional characteristics. These risk levels serve as the foundation for determining the individual adjustments for each factor for each pool of loans.

The qualitative factor adjustments are supported by applicable reports, graphs articles and any other relevant information to evidence and document management’s judgment as to the respective levels of risk and adjustment requirements.

Each of the qualitative adjustment factors is applied to each of the loan pools to reflect adjustments that increase or decrease the historical loss rates applied to each loan pool. Each of these adjustment factors is individually supported and justified, and a discrete narrative for each loan pool reflects current information, events, circumstances and conditions influencing the adjustment. The narratives include descriptions of each factor, management’s analysis of how each factor has changed over time, which loan pool’s loss rates have been adjusted, the amount by which loss estimates have been adjusted for changes in conditions, an explanation of how management estimated the impact, and other available data that support the reasonableness of the adjustments.

Once these qualitative adjustment factors are determined for each pool of loans, they are added to the historical loss numbers for each corresponding pool of loans to arrive at a loss factor for each pool based on historical loss experience and qualitative or environmental influences. These loss factors are adjusted to appropriately reflect the respective risk rating categories within each pool by applying the weighting factors described above to those loans within the respective pool’s risk rates.

The series of calculations described above can be expressed as the following equation:

[(H*P) + (Q*P)] = R, where

H = Historical loss factor for the pool

Q = Qualitative/Environmental aggregate adjustment for the pool

P = Total loans within the pool

R = Required reserve amount for the risk rating category within the pool

Specific allowances for identified problem loans. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All troubled debt restructurings and loans on non-accrual status are deemed to be impaired. A specific valuation allowance is established for the impairment amount of each loan, calculated using the present value of expected cash flows, observable market price, or the fair value of the collateral, in accordance with the most likely means of recovery.

Factors evaluated in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Bank determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

An unallocated component may be maintained to cover uncertainties that could affect our estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Validation of the ALLL. The Bank considers its ALLL methodology valid when it accurately estimates the amount of loss contained in the loan portfolio. The Bank has employed procedures, including the following, when validating the reasonableness of its ALLL methodology and determining whether there may be deficiencies in its overall methodology or loan grading process:

•	A review of trends in loan volume, delinquencies, loan restructurings and concentrations.
•	A review of previous charge-offs and recovery history, including an evaluation of the timeliness of the entries to record both the charge-offs and the recoveries.
•	At a minimum, an annual review by a third party that is independent of the ALLL estimation process.
•	An evaluation of the appraisal process of the underlying collateral.

The Bank supports the independent validation process with the work papers from the ALLL review function and may include the summary findings of an independent reviewer. The Board reviews the findings and acknowledges its review in the minutes of its meeting. If the methodology is changed based upon the findings of the validation process, the documentation that describes and supports the changes is maintained.

As an integral part of its examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses. Following such review, we may determine that it is appropriate to recognize additions to the allowance based on our judgment and information available to us at the time of such examination.

Current expected credit losses. On June 16, 2016, the Financial Accounting Standards Board issued the current expected credit losses (“CECL”) standard. The new standard will have a pervasive impact on us. In response to the new model, we have reassessed our risk management policies and procedures in order for us to successfully implement CECL. Once adopted, we will have to estimate the allowance for loan losses on expected losses rather than incurred losses.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Allowance at beginning of year	$10,205	$9,484	$9,449	$9,940	$10,056
Provision (recovery) for loan losses	1,716	(57)	353	1,184	3,426
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	—	(38)	(142)	(494)	(1,042)
Owner-occupied	—	—	(140)	(207)	(491)
Multifamily residential	—	(3)	(257)	(252)	(254)
Nonresidential properties	—	—	(19)	(268)	(184)
Construction and land	—	(85)	(77)	(32)	(434)
Nonmortgage loans:
Business	(1,423)	—	—	(945)	(1,440)
Consumer	(6)	(13)	(8)	(19)	(18)
Total charge-offs	(1,429)	(139)	(643)	(2,217)	(3,863)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	25	18	53	198	4
Owner-occupied	176	142	10	37	—
Multifamily residential	2	1	—	61	32
Nonresidential properties	9	9	31	10	—
Construction and land	2	5	—	—	133
Nonmortgage loans:
Business	359	733	224	231	147
Consumer	6	9	7	5	5
Total recoveries	579	917	325	542	321
Net (charge-offs) recoveries	(850)	778	(318)	(1,675)	(3,542)
Allowance at end of year	$11,071	$10,205	$9,484	$9,449	$9,940
Allowance for loan losses as a percentage for nonperforming loans	97.05%	132.15%	99.78%	58.79%	21.80%
Allowance for loan losses as a percentage of total loans	1.37%	1.57%	1.64%	1.71%	1.74%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.12%)	0.13%	(0.06%)	(0.30%)	(0.61%)

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2017			2016			2015
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,716	33.57%	35.51%	$3,146	30.83%	34.90%	$2,843	29.98%	35.25%
Owner-occupied	1,402	12.66%	12.47%	1,805	17.69%	14.98%	2,126	22.42%	18.39%
Multifamily residential	3,109	28.08%	23.31%	2,705	26.51%	24.28%	1,994	21.02%	21.30%
Nonresidential properties	1,424	12.86%	18.70%	1,320	12.92%	18.64%	1,298	13.69%	18.46%
Construction and land	1,205	10.89%	8.31%	615	6.03%	4.66%	502	5.29%	3.97%
Total mortgage loans	10,856	98.06%	98.30%	9,591	93.98%	97.46%	8,763	92.40%	97.37%
Nonmortgage loans:
Business	209	1.89%	1.59%	597	5.85%	2.41%	709	7.47%	2.49%
Consumer	6	0.05%	0.11%	17	0.17%	0.13%	12	0.13%	0.14%
Total nonmortgage loans	215	1.94%	1.70%	614	6.02%	2.54%	721	7.60%	2.63%
Total allocated allowance	11,071	100.00%	100.00%	10,205	100.00%	100.00%	9,484	100.00%	100.00%
Unallocated	—			—			—
Total	$11,071			$10,205			$9,484

	At December 31,
	2014			2013
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$2,727	28.86%	34.54%	$2,978	29.96%	34.27%
Owner-occupied	2,277	24.10%	19.05%	2,035	20.48%	19.47%
Multifamily residential	1,669	17.66%	20.10%	1,538	15.47%	18.82%
Nonresidential properties	1,529	16.18%	20.24%	1,321	13.29%	19.19%
Construction and land	504	5.33%	3.39%	656	6.60%	4.48%
Total mortgage loans	8,706	92.13%	97.32%	8,528	85.80%	96.23%
Nonmortgage loans:
Business	732	7.75%	2.57%	1,394	14.02%	3.56%
Consumer	11	0.12%	0.11%	18	0.18%	0.21%
Total nonmortgage loans	743	7.87%	2.68%	1,412	14.20%	3.77%
Total allocated allowance	9,449	100.00%	100.00%	9,940	100.00%	100.00%
Unallocated	—			—
Total	$9,449			$9,940

At December 31, 2017, our allowance for loan losses represented 1.37% of total loans and 97.05% of nonperforming loans. The allowance for loan losses increased to $11.1 million at December 31, 2017 from $10.2 million at December 31, 2016. There were $850,000 in net loan charge-offs and $778,000 in net loan recoveries during the years ended December 31, 2017 and 2016, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe that we have established our allowance for loan losses in conformity with GAAP, after a review of our loan portfolio by regulators, we may determine it is appropriate to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General.  Our investment policy was adopted by the Board of Directors. The investment policy is reviewed annually by the Board of Directors. The Chief Financial Officer is designated as the Chief Investment Officer. The Chief Financial Officer will plan and execute investment strategies consistent with the policies approved by the Board of Directors. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least quarterly by the Bank’s asset-liability committee and the Board of Directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate bonds and obligations, and certificates of deposit in other financial institutions.

At December 31, 2017 and 2016, our investment portfolio consisted of securities and obligations issued by the U.S. government and government sponsored enterprises and the Federal Home Loan Bank of New York. At December 31, 2017 and 2016, we owned $1.5 million and $1.0 million, respectively, of Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated, which consisted of U.S. government and federal agencies, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2017		2016		2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
U.S. Government and Federal Agencies	$24,911	$24,552	$41,906	$41,559	$71,899	$71,166	$88,828	$87,088	$90,823	$86,662

Certificates of Deposit	—	—	500	500	—	—	—	—	—	—

Mortgage-Backed Securities
FHLMC Certificates	—	—	192	216	202	222	212	234	222	238
FNMA Certificates	1,118	1,103	3,600	3,606	4,411	4,432	5,732	5,872	6,536	6,548
GNMA Certificates	3,205	3,242	6,744	6,809	6,084	6,214	7,211	7,380	8,668	8,857
Total	$29,234	$28,897	$52,942	$52,690	$82,596	$82,034	$101,983	$100,574	$106,249	$102,305

At December 31, 2017 and December 31, 2016, there were no securities of which the amortized cost or estimated value exceeded 10% of our total equity.

Mortgage-Backed Securities. At December 31, 2017 and 2016, we had mortgage-backed securities with a carrying value of $4.3 million and $10.5 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Ponce Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

Residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
U.S. Government and Federal Agencies	$1,990	1.06%	$22,921	1.38%	$—	—	$—	—	$24,911	$24,552	1.35%

Mortgage-Backed Securities
FNMA Certificates	9	4.26%	—	—	1,109	1.85%	—	—	1,118	1,103	1.87%
GNMA Certificates	—	—	—	—	—	—	3,205	2.83%	3,205	3,242	2.83%
Total	$1,999	1.08%	$22,921	1.38%	$1,109	1.85%	$3,205	2.83%	$29,234	$28,897	1.32%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also may use borrowings, primarily from the Federal Home Loan Bank of New York, and brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and to manage the cost of funds.  At December 31, 2017, the amount available to the Bank to borrow from the Federal Home Loan Bank of New York was $24.0 million and another $2.0 million from a correspondent bank.  In addition, we receive funds from scheduled loan payments, investment maturities and calls, loan prepayments and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including demand accounts, savings accounts, and certificates of deposit to individuals, business entities, non-profit organizations and individual retirement accounts. Deposit account terms vary, with the primary differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and premature withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of the Bank in the community to attract and retain deposits. We recently implemented a fully functional electronic banking platform, including a mobile application, remote deposit capture and online bill pay, as a service to our retail and business customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Additionally, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the average balance and weighted average rate of our deposit products for the periods indicated.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(In thousands)
Deposit type:
Savings	$128,282	18.26%	0.39%	$126,573	20.32%	0.26%	$122,538	20.50%	0.20%
Interest-bearing demand	74,824	10.65%	0.19%	54,493	8.75%	0.18%	46,692	7.81%	0.16%
Certificates of deposit	387,232	55.13%	1.53%	371,313	59.62%	1.48%	366,958	61.40%	1.44%
Interest-bearing deposits	590,338	84.04%	1.11%	552,379	88.69%	1.07%	536,188	89.71%	1.04%
Non-interest bearing demand	112,113	15.96%	—	70,407	11.31%	—	61,524	10.29%	—
Total deposits	$702,451	100.00%	0.94%	$622,786	100.00%	0.95%	$597,712	100.00%	0.93%

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$643,078	$599,506	$599,697
Net deposits (withdrawals) before interest credited	64,338	37,647	(5,776)
Interest credited	6,569	5,925	5,585
Net increase (decrease) in deposits	70,907	43,572	(191)
Ending balance	$713,985	$643,078	$599,506

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016	2015
	(In thousands)
Interest Rate:
0.05% - 0.99%	$33,438	$58,874	$86,624
1.00% - 1.49%	136,865	144,193	131,065
1.50% - 1.99%	107,324	66,455	56,453
2.00% - 2.49%	127,556	94,394	62,224
2.50% - 2.99%	4,878	4,805	26,222
3.00% and greater	—	—	1,297
Total	$410,061	$368,721	$363,885

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2017.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate Range:
0.05% - 0.99%	$33,330	$108	$—	$—	$33,438	8.15%
1.00% - 1.49%	101,707	32,380	2,353	425	136,865	33.38%
1.50% - 1.99%	25,218	27,719	20,876	33,511	107,324	26.17%
2.00% - 2.49%	843	21,227	26,769	78,717	127,556	31.11%
2.50% - 2.99%	—	1,386	2,175	1,317	4,878	1.19%
Total	$161,098	$82,820	$52,173	$113,970	$410,061	100.00%

At December 31, 2017, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was $287.3 million.  The following table sets forth the maturity of these certificates as of December 31, 2017.

At December 31,
Maturity Period:	(In thousands)
Three months or less	$25,705
Over three months through six months	24,447
Over six months through one year	52,632
Over one year to three years	93,707
Over three years	90,774
Total	$287,265

At December 31, 2017, certificates of deposit equal to or greater than $250,000 totaled $80.3 million of which $33.2 million matures on or before December 31, 2018.

At December 31, 2017, our passbook savings accounts and certificates of deposit with a passbook feature totaled $230.7 million, reflecting our depositors’ preference for traditional banking services.

Borrowings. We may obtain advances from the Federal Home Loan Bank of New York by pledging as security our capital stock at the Federal Home Loan Bank of New York and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2017 and 2016 we had $16.4 million and $3.0 million, respectively, outstanding of Federal Home Loan Bank of New York advances. We had $20.0 million outstanding in unsecured borrowings with a correspondent bank at December 31, 2017.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2017	2016	2015
	(In thousands)
FHLB Advances:
Balance outstanding at end of period	$16,400	$3,000	$8,000
Average amount outstanding during the period	9,738	1,145	15,050
Maximum outstanding at any month end during the period	55,000	12,000	24,000
Weighted average interest rate during the period	1.08%	0.61%	0.41%
Weighted average interest rate at the end of the period	2.02%	0.78%	0.56%

Correspondent Borrowings:
Balance outstanding at end of period	$20,000	$—	$—
Average amount outstanding during the period	20,000	—	—
Maximum outstanding at any month end during the period	20,000	—	—
Weighted average interest rate during the period	1.64%	—	—
Weighted average interest rate at the end of the period	1.64%	—	—

Personnel

At December 31, 2017, we had 177 full-time equivalent employees. Our employees are not represented by any collective bargaining group.

Subsidiaries

We have a subsidiary, Ponce Bank, which itself has two subsidiaries, Ponce de Leon Mortgage Corporation, a New York chartered mortgage brokerage entity, whose employees are registered in New York and New Jersey, and PFS Services, Inc., which owns two of our properties.

Regulation and Supervision

General

As a federally-chartered stock savings association, Ponce Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of deposits. The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank is engaging and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

Ponce Bank is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, the Bank is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System.  The Bank’s relationship with its depositors and borrowers is also regulated, to a great extent, by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of loan documents.

As savings and loan holding companies, PDL Community Bancorp and Ponce Bank Mutual Holding Company, are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board. PDL Community Bancorp is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Ponce Bank and PDL Community Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Ponce Bank and PDL Community Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on PDL Community Bancorp, Ponce Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act“), have made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies of less than $1 billion of consolidated assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect before its passage and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as Ponce Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act has broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per separately insured depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to holding company executives, regardless of whether the company is publicly traded. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. The implementation of the legislation is an ongoing process and the impact on operations cannot yet fully be assessed. The Dodd-Frank Act has resulted in an increased regulatory burden and compliance, operating and interest expenses for most financial institutions, including Ponce Bank and PDL Community Bancorp. In February 2017, the President of the United States issued an executive order stating that a policy of his administration would be to make regulations efficient, effective, and appropriately tailored. The executive order directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner inconsistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act. On March 13, 2018, the U.S. Senate passed S.2155, a bipartisan regulatory reform bill.  Among other provisions, the bill would increase the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion and also provide for charter flexibility for federally-chartered savings banks and associations to adopt the powers of a national bank.  This bill must still make its way through the U.S. House of Representatives and no assurance can be given that these provisions will ultimately be enacted into law.

Federal Bank Regulations

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Ponce Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Ponce Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments.  Ponce Bank is primarily supervised by the Office of the Comptroller of the Currency.  Ponce Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency.  Ponce Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. PDL Community Bancorp is required to file reports with and is subject to periodic examination by the Federal Reserve Board. It is also required to pay assessments to the Federal Reserve Board to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. In 2015, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, made a one-time, permanent election to opt-out regarding the treatment of AOCI. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0.0% is assigned to cash and U.S. government securities, a risk weight of 50.0% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100.0% is assigned to commercial and consumer loans, a risk weight of 150.0% is assigned to certain past due loans and a risk weight of between 0.0% to 600.0% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began phasing in starting January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2017, 2016, and 2015, Ponce Bank’s capital exceeded all applicable requirements.

	2017		2016		2015
	(In thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital	$132,577	14.67%	$99,240	13.32%	$97,764	13.67%
Requirement	45,190	5.00%	37,256	5.00%	35,755	5.00%
Excess	87,387	9.67%	61,984	8.32%	62,009	8.67%

Tier 1 risk-based	132,577	19.48%	99,240	17.96%	97,764	19.46%
Requirement	54,447	8.00%	44,217	8.00%	40,197	8.00%
Excess	78,130	11.48%	55,023	9.96%	57,567	11.46%

Total Risk Based	141,120	20.73%	106,190	19.21%	104,085	20.72%
Requirement	68,059	10.00%	55,271	10.00%	50,246	10.00%
Excess	73,061	10.73%	50,919	9.21%	53,839	10.72%

Common equity Tier 1	132,577	19.48%	99,240	19.21%	97,764	19.46%
Risk-Based Requirement	44,238	6.50%	35,926	6.50%	32,660	6.50%
Excess	$88,339	12.98%	$63,314	12.71%	$65,104	12.96%

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2017, Ponce Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2017, Ponce Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, Ponce Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Ponce Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, Ponce Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Ponce Bank, must file a notice with the Federal Reserve Board at least 30 days before its board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating.  Ponce De Leon Federal Bank, the predecessor to Ponce Bank, received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Ponce Bank. PDL Community Bancorp is an affiliate of Ponce Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10.0% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Ponce Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as Ponce Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s previous risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it was assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky paid lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC has set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations anywhere from 1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by FICO are due to mature in 2017 through 2019. For the year ended December 31, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

OTHER REGULATIONS

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $115.1 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  Ponce Bank is in compliance with these requirements.

Federal Home Loan Bank System

Ponce Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. As of December 31, 2017, Ponce Bank was in compliance with this requirement. Ponce Bank may utilize advances from the Federal Home Loan Bank of New York as a supply of investable funds.

Other Regulations

Interest and other charges collected or contracted for by Ponce Bank are subject to state usury laws and federal laws concerning interest rates. Ponce Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Ponce Bank will be subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirement that also apply to financial institutions under the Bank Secrecy Act and the Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulations

General. PDL Community Bancorp and Ponce Bank Mutual Holding Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, PDL Community Bancorp and Ponce Bank Mutual Holding Company are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over PDL Community Bancorp, Ponce Bank Mutual Holding Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of PDL Community Bancorp and Ponce Bank Mutual Holding Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, and financial holding company status is elected, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. PDL Community Bancorp and Ponce Bank Mutual Holding Company did not elect financial holding company status.

Federal law prohibits a savings and loan holding company, including PDL Community Bancorp and Ponce Bank Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the Federal Deposit Insurance Fund, the convenience and needs of the community, and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and increased the threshold for the exception from $500 million of assets to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of PDL Community Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Ponce Bank Mutual Holding Company. PDL Community Bancorp may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to Ponce Bank Mutual Holding Company, unless Ponce Bank Mutual Holding Company elects to waive the receipt of dividends. Under the Dodd-Frank Act, Ponce Bank Mutual Holding Company must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from PDL Community Bancorp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as Ponce Bank Mutual Holding Company, each officer or director of PDL Community Bancorp and Ponce Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by Ponce Bank Mutual Holding Company must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

PDL Community Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. PDL Community Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” PDL Community Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. PDL Community Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. PDL Community Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Taxation

Ponce Bank Mutual Holding Company, PDL Community Bancorp and Ponce Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Ponce Bank Mutual Holding Company, PDL Community Bancorp, and Ponce Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Ponce Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. PDL Community Bancorp and Ponce Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, the Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, Ponce Bank had no federal net operating loss carryforwards. Starting in 2018, due to Tax Cuts and Jobs Act (“TCJA”), net operating losses incurred after 2017 can be carried forward indefinitely, but can only offset no more than 80% of taxable income.

State Taxation

Ponce Bank will be treated as a financial institution under New York and New Jersey state income tax law. The states of New York and New Jersey subject financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in New York and New Jersey. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax.

Consolidated Group Return. With tax years beginning after January 1, 2015, New York State and New York City require unitary combined reporting for all entities engaged in a unitary business that meet certain ownership requirements. All applicable entities meet the ownership requirements in the Bank filing group and a combined return is appropriately filed. Furthermore, New Jersey is not a unitary business state. Affiliated corporations that file a consolidated federal income tax return must file separate income tax returns unless they have prior approval or have been requested to file a consolidated return by the Commissioner of the New Jersey Department of Revenue.

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed.  Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $1.9 million for New York State purposes and $1.8 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $21.3 million for New York State purposes and $12.3 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2017, Ponce Bank had no New Jersey net operating loss carryforwards.

Item 1A. Risk Factors.

Multifamily, nonresidential and construction and land loans may carry greater credit risk than loans secured by owner-occupied, one-to-four family real estate.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2017, $407.0 million, or 50.3%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $310.0 million, or 47.6%, of our loan portfolio at December 31, 2016. Given their larger balances and the complexity of the underlying collateral, multifamily, nonresidential and construction and land loans generally expose a lender to greater credit risk than loans secured by owner-occupied one-to-four family real estate.

Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to an owner-occupied one-to-four family residential real estate loan. In addition, any adverse developments with respect to borrowers or groups of borrowers that have more than one of these types of loans outstanding can expose us to significantly greater risk of loss compared to borrowers or groups of borrowers that only have one type of these loans. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would, in turn, adversely affect our operating results and financial condition.  Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one-to-four family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2017, 383 loans with an aggregate balance of $317.8 million are to borrowers with only one loan. Another 98 loans are to borrowers with more than one loan with a corresponding aggregate balance of $88.9 million. The 98 loans are held by 35 borrowers of which 23 borrowers account for two loans each with an aggregate balance of $38.4 million; 6 borrowers account for 3 loans each with an aggregate balance of $19.2 million; 3 borrowers account for 4 loans each with an aggregate balance of $16.0 million. One borrower accounts for eleven loans with an aggregate outstanding balance of $1.8 million.

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $96.9 million, or 31.3%, from $310.0 million at December 31, 2016 to $407.0 million at December 31, 2017 and increased approximately $57.8 million, or 22.9%, from $252.2 million at December 31, 2015 to $310.0 million at December 31, 2016. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance.  Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2017 and 2016, one-to-four family residential real estate loans amounted to $388.0 million and $325.0 million, or 48.0% and 49.9%, respectively, of our total loan portfolio. Of this, $287.2 million and $227.4 million, or 74.0% and 70.0%, respectively, is comprised of one-to-four family residential investor properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

One-to-four family residential mortgage lending, whether owner-occupied or non-owner-occupied, with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their properties, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. In addition, the current judicial and legal climate makes it difficult to foreclose on residential properties expeditiously and with reasonable costs. For these reasons, we may experience higher rates of delinquencies, default and losses on our one-to-four family loans.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater New York metropolitan area. This can make us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy, such as unemployment, recession, a catastrophic event or other factors beyond our control, could impact the ability of our borrowers to repay their loans, which could adversely impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  See “Business - Market Area” and “- Competition.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2017 and 2016, respectively, our allowance for loan losses totaled $11.1 million and $10.2 million, which represented 1.37%, and 1.57% of total loans at such dates. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

In addition, our regulators, as well as internal and external auditors, as an integral part of their examination process, periodically review the allowance for loan losses and, as a result of such reviews, we may determine that it is appropriate to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of nonperforming loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Any deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, loans, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening of new branches or deploying new services.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. See “Directors, Executives Officers, and Corporate Governance.”

Adherence to our internal policies and procedures by management is critical to our performance and how we are perceived by our regulators.

Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. We may not always achieve absolute compliance with all of our policies and procedures. Any deviation or non-adherence to these internal policies and procedures, whether intentional or unintentional, could have a detrimental effect on our management, operations or financial condition.

Our efficiency ratio is high, and we anticipate that it may remain high, as a result of the ongoing implementation of our business strategy.

Our non-interest expense totaled $36.6 million and $27.9 million for the years ended December 31, 2017 and 2016 respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 103.5% and 92.2% for the years ended December 31, 2017 and 2016, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Recently, the Federal Reserve Board has indicated that it believes a gradual increase in the targeted federal funds rate is appropriate. To this end, the Federal Reserve Board raised the targeted federal funds rate in December 2016, March 2017, June 2017, December 2017 and March 2018. We cannot make any representation as to whether, or how many times, the Federal Reserve will increase the targeted federal funds rate in the future. Notwithstanding the Federal Reserve Board’s expressed intentions, our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low, or relatively low, interest rate environment or our increasing cost of funds may adversely affect our net interest income, which would have an adverse effect on our profitability.

Future changes in interest rates could reduce our profits and asset values.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expense and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•	the interest income we earn on interest-earning assets, such as loans and securities; and
•	the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans), can reduce a financial institution’s net interest margin and create financial risk for financial institutions who originate longer-term, fixed rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our net present value or “NPV”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2017, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 7.85% decrease in NPV and a 1.51% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2017 and 2016, our securities portfolio totaled $28.9 million and $52.7 million, which represented 3.1% and 7.1% of total assets, respectively. All of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary (“OTTI”). For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Business —Market Area” and “—Competition.”

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Ponce Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and PDL Community Bancorp is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which our institution and its holding company may engage and are intended primarily for the protection of the Federal Deposit Insurance Fund and the depositors and borrowers of Ponce Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in interpretation by us. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations. However, in February 2017, the President issued an executive order stating that a policy of his administration would be to make regulations efficient, effective, and appropriately tailored. The executive order directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.  On March 13, 2018, the U.S. Senate passed S.2155, a bipartisan regulatory reform bill.  Among other provisions, the bill would increase the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion and also provide for charter flexibility for federally-chartered savings banks and associations to adopt the powers of a national bank.  This bill still must make its way through the U.S. House of Representatives and no assurance can be given that these provisions will ultimately be enacted into law.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Our ability to originate loans could be restricted by recently adopted federal regulations.

The Consumer Financial Protection Bureau has issued a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage loan.  Under the rule, loans that meet the “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative amortization; and
•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify a borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

In addition, the Dodd-Frank Act requires the Consumer Finance Protection Bureau to adopt rules and publish forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In October 2015, the Consumer Financial Protection Bureau implemented a final rule related to this requirement.

We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cyber security breaches.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

A capital rule, which became effective on January 1, 2015, affecting Ponce Bank, includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement which began phasing in January of 2016 at 0.625% of risk-weighted assets and which increases each year until fully implemented in January, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

We have analyzed the effects of these new capital requirements, and we believe that Ponce Bank meets all of these new requirements, including the full 2.5% capital conservation buffer as if it had been fully phased in.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the requirements of the Basel Committee on Banking Supervision (“Basel III”) could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. Ponce Bank’s ability to pay dividends to PDL Community Bancorp will be limited if it does not have the capital conservation buffer required by the capital rules, which may further limit PDL Community Bancorp’s ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

Our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date to file periodic reports under the Securities and Exchange Act of 1934, including our consolidated financial statements. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and our determinations with respect to amounts owed for income taxes.

We intend to terminate our pension plan at some point in the future, although the time of the termination is uncertain, which may reduce our net income in the year of termination.

We intend to terminate the Bank’s defined benefit pension plan at some point in the future, although the time of the termination is uncertain. As of December 31, 2017, the Bank estimated that terminating the plan would result in a $1.6 million net charge to operations. Because the cost to terminate the pension plan is primarily dependent on the value of the pension plan’s assets and applicable interest rates at the time of the termination of the pension plan, we will not know the actual costs associated with the termination of the pension plan until the date of the termination, and the actual cost could be significantly different from the estimated cost.  See “Directors, Executive Officers and Corporate Governance.”

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Our historical markets, minority and immigrant individuals, may be threatened by gentrification and adverse political developments, which could decrease our growth and profitability.

We believe that our historical strength has been our focus on the minority and immigrant markets. The continuing displacement of minorities due to gentrification of our communities may adversely affect us unless we are able to adapt and increase the acceptance of our products and services by non-minority customers. We may also be unfavorably impacted by political developments unfavorable to markets that are dependent on immigrant populations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2017, the net book value of our office properties was $25.0 million, and the net book value of our furniture, fixtures and other equipment was $2.1 million.  The Company’s and Bank’s executive offices are located in an owned facility at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding our offices as of December 31, 2017.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2244 Westchester Avenue	Owned	1995	$6,611
Bronx, NY 10462
Other Properties:
980 Southern Blvd.	Leased	1990	1,178
Bronx, NY 10459

37-60 82nd Street	Owned	2006	8,431
Jackson Heights, NY 11372

30 East 170th Street	Owned	1987	121
Bronx, NY 10452

169-174 Smith Street	Owned	1988	34
Brooklyn, NY 11201

1925 Third Avenue	Leased	1996	13
New York, NY 1996

2244 Westchester Avenue	Owned	1995	582
Bronx, NY 10462

5560 Broadway	Owned	1998	1,099
Bronx, NY 10463

3405-3407 Broadway	Leased	2001	59
Astoria, NY 11106

3821 Bergenline Avenue	Owned	2001	1,738
Union City, NJ 07087

1900-1960 Ralph Avenue	Leased	2007	303
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,144
Brooklyn, NY 11214

100-20 Queens Blvd	Leased	2010	622
Forest Hills, NY 11375

319 First Avenue	Leased	2010	1,111
New York, NY 10003
			$25,046

Item 3. Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PDLB”.

The number of stockholders of record of the Company’s common stock as of March 29, 2018 was 288.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The Company completed its initial public offering on September 29, 2017 and its stock commenced trading October 2, 2017.  The following table sets forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by the NASDAQ Stock Market.  To date the Company has not paid any dividends to its stockholders.  On March 29, 2018, the closing market price of the Company’s common stock was $14.65.

	Market Prices		Dividends
2017	High	Low	Declared
Fourth quarter	$16.95	$14.50	$—
Third Quarter	$—	$—	$—
Second Quarter	N/A	N/A	N/A
First Quarter	N/A	N/A	N/A
Dividends

We have no current plan or intention to pay cash dividends to our stockholders. However, if in the future the Board of Directors considers the payment of dividends, the amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions. No assurance can be given that the Board of Directors will ever consider the payment of dividends, and shareholders should have no expectation of such.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. We have no current plan or intention to pay dividends. However, should the Board of Directors determine to consider the payment of dividends in the future, the Board of Directors is expected to take into account a number of factors, including regulatory capital requirements, our financial condition and results of operations, other uses of funds for the long-term value of stockholders, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, PDL Community Bancorp’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to its stockholders. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

We will file a consolidated federal tax return with Ponce Bank. Accordingly, it is anticipated that any cash distributions that we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes. Additionally, pursuant to regulations of the Federal Reserve Board, during the three-year period following the stock offering, we may not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Pursuant to our charter, we are authorized to issue preferred stock. If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. For a further discussion concerning the payment of dividends on our shares of common stock, see “Dividends and Stock Repurchase.” Dividends we can declare and pay will depend, in part, upon receipt of dividends from Ponce Bank, because initially we will have no source of income other than dividends from Ponce Bank and earnings from the investment of the net proceeds from the sale of shares of common stock retained by PDL Community Bancorp and interest payments received in connection with the loan to the employee stock ownership plan. Regulations of the Federal Reserve Board and the Office of the Comptroller of the Currency impose limitations on “capital distributions” by savings institutions. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.”

Any payment of dividends by Ponce Bank to PDL Community Bancorp that would be deemed to be drawn out of Ponce Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Ponce Bank on the amount of earnings deemed to be removed from the reserves for such distribution. Ponce Bank does not intend to make any distribution to PDL Community Bancorp that would create such a federal tax liability. See “Taxation.”

If PDL Community Bancorp should ever pay dividends to its stockholders, it will likely pay dividends to Ponce Bank Mutual Holding Company. The Federal Reserve Board’s current regulations significantly restrict the ability of newly organized mutual holding companies to waive dividends declared by their subsidiaries. Accordingly, we do not anticipate that, should a dividend ever be paid, Ponce Bank Mutual Holding Company will waive dividends paid by PDL Community Bancorp. See “Regulation and Supervision-Other Regulations- Waivers of Dividends by Ponce Bank Mutual Holding Company.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company completed its initial public offering on September 29, 2017 through the sale of shares of its common stock, par value $0.01 per share, pursuant to a Registration Statement on Form S-1, as amended (Commission File No. 333-217275), as declared effective on July 31, 2017.  The offering was completed on September 29, 2017 upon the sale of 8,308,362 shares of common stock at a price of $10.00 per share.  The gross offering proceeds were $83.1 million and the net offering proceeds (after offering expenses) were $78.1 million.  Consistent with the disclosure in the Company’s definitive prospectus dated July 31, 2017, $40.1 million of the net offering proceeds was contributed as capital to Ponce Bank, $7.2 million was used to fund a loan to the Ponce Bank Employee Stock Ownership Plan, and $200,000 in cash was contributed to the Ponce De Leon Foundation, and the remainder was retained by the Company as working capital.

There has been no sale of unregistered securities as of December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The summary information presented below at or for each of the periods presented is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$925,522	$744,983	$703,157	$706,414	$730,644
Cash and cash equivalents	59,724	11,716	12,694	15,849	12,752
Available-for-sale securities	28,897	52,690	82,034	100,574	102,305
Loans held for sale	—	2,143	3,303	2,707	5,667
Loans receivable, net	798,703	642,148	567,662	543,289	561,623
Other real estate owned	—	—	76	162	1,059
Premises and equipment, net	27,172	26,028	27,177	28,718	29,891
Federal Home Loan Bank stock (FHLB), at cost	1,511	964	1,162	1,267	1,596
Deposits	713,985	643,078	599,506	599,697	627,060
Borrowings	36,400	3,000	8,000	10,000	11,000
Total stockholders' equity	164,785	92,992	91,062	89,600	87,711

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operating Data:
Interest and dividend income	$38,989	$33,741	$33,590	$35,495	$37,162
Interest expense	6,783	5,936	5,650	5,730	7,701
Net interest income	32,206	27,805	27,940	29,765	29,461
Provision (credit) for loan losses	1,716	(57)	353	1,183	3,426
Net interest income after provision for loan losses	30,490	27,862	27,587	28,582	26,035
Noninterest income	3,104	2,431	2,462	2,749	3,106
Noninterest expense	36,557	27,863	26,216	25,797	24,671
Income (loss) before provision for income taxes	(2,963)	2,430	3,833	5,534	4,470
Provision for income taxes	1,424	1,005	1,315	2,998	2,015
Net income (loss)	(4,387)	1,425	2,518	2,536	2,455

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	(0.51%)	0.20%	0.35%	0.35%	0.33%
Return on average equity	(3.52%)	1.53%	2.76%	2.80%	2.79%
Net interest rate spread (1)	3.76%	3.82%	3.96%	4.26%	3.99%
Net interest margin (2)	4.02%	4.02%	4.14%	4.42%	4.18%
Noninterest expense to average assets	4.28%	3.84%	3.67%	3.59%	3.30%
Efficiency ratio (3)	103.53%	92.15%	86.23%	79.34%	75.75%
Average interest-earning assets to average interest- bearing liabilities	130.35%	123.84%	121.66%	119.27%	117.72%
Average equity to average assets	14.58%	12.81%	12.78%	12.58%	11.79%

Capital Ratios:
Total capital to risk weighted assets (bank only)	20.73%	19.21%	20.72%	20.32%	18.85%
Tier 1 capital to risk weighted assets (bank only)	19.48%	17.96%	19.46%	19.06%	17.59%
Common equity Tier 1 capital to risk-weighted assets ( bank only)	19.48%	17.96%	19.46%	N/A	N/A
Tier 1 capital to average assets (bank only)	14.67%	13.32%	13.67%	13.46%	12.65%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.37%	1.57%	1.64%	1.71%	1.74%
Allowance for loan losses as a percentage of nonperforming loans	97.05%	132.15%	99.78%	58.79%	21.80%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.12%)	0.13%	(0.06%)	(0.30%)	(0.61%)
Non-performing loans as a percentage of total loans	1.41%	1.19%	1.65%	2.91%	7.98%
Non-performing loans as a percentage of total assets	1.23%	1.04%	1.35%	2.28%	6.29%
Total non-performing assets as a percentage of total assets	1.23%	1.04%	1.36%	2.30%	6.24%
Total non-performing assets, accruing loans past due 90 days or more, and accruing troubled debt restructured loans as a percentage of total assets	2.72%	3.50%	4.19%	5.33%	7.50%

Other:
Number of offices	14	14	14	14	14
Number of full-time equivalent employees	177	174	175	164	168

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average rate of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This section is intended to help investors understand the consolidated financial performance of PDL Community Bancorp through a discussion of the factors affecting our financial condition at December 31, 2017 and 2016 and our results of operation for the years ended December 31, 2017, 2016 and 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

Overview

Total assets increased $180.5 million, or 24.2%, to $925.5 million at December 31, 2017 from $745.0 million at December 31, 2016. The increase was mainly due to increases in net loans and cash and cash equivalents, partially offset by a decrease in available-for-sale securities. Net loans receivable (which excludes loans held for sale) increased $156.6 million, or 24.4%, to $798.7 million at December 31, 2017 from $642.1 million at December 31, 2016, reflecting increases in all loan categories, except business loans. Cash and cash equivalents increased $48.0 million, or 410.0%, to $59.7 million at December 31, 2017 from $11.7 million at December 31, 2016. Available-for-sale securities decreased $23.8 million, or 45.2%, to $28.9 million at December 31, 2017 from $52.7 million at December 31, 2016. The decrease in the available-for-sale securities portfolio in 2017 was mainly attributed to the sale of $20.4 million of our securities portfolio throughout the year combined with principal pay-downs of mortgage-backed securities.

Net income decreased $5.8 million, or 407.9%, to a loss of $4.4 million for the year ended December 31, 2017, compared to a net income of $1.4 million for the year ended December 31, 2016. The decrease was due to an increase in non-interest expenses, of $8.7 million, or 31.2%, to $36.6 million for the year ended December 31, 2017 from $27.9 million for the year ended December 31, 2016. The increase in non-interest expenses for the year ended December 31, 2017 includes a one-time, pre-tax contribution, by the Company of 609,279 shares of Company common stock, valued at $6.1 million, and $200,000 in cash, to establish the Ponce De Leon Foundation. Excluding this non-recurring expense, net income would have been $1.9 million for the year ended December 31, 2017. Compensation and benefit expenses also increased by $2.1 million, or 14.2%, to $17.1 million for the year ended December 31, 2017 from $15.0 million for the year ended December 31, 2016. The increase in compensation and benefit expenses is mainly attributed to an increase of $921,000 in compensation expense as we continue to add experienced senior level individuals to complement our existing management team including our sales and relationship management personnel and an expense in the amount of $744,000 related to the newly established Employee Stock Ownership Plan. Other operating expenses increased by $816,000, due to marketing outlays to generate organic growth and investments in new products and services. These increases in non-interest expenses were mitigated by a $288,000, or 53.5%, decrease in federal deposit insurance premium, $195,000, or 42.0%, decrease in insurance and surety bond premiums, direct loan expense decreased $121,000, due primarily to the improvement in the quality of our loan portfolio, and a $147,000, or 9.1%, decrease in data processing expenses due to a contract renewal providing cost efficiencies along with increased in-service applications.

We have made significant investments over the last several years in adding senior management, experienced senior level individuals, and upgrading technology and facilities. This has had an adverse effect on our net income during those periods. During these same periods, we have been able to significantly improve our asset quality.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates. To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by introducing new lending programs. See “—Business Strategy”, “—Management of Market Risk” and “Risk Factors—Future changes in interest rates could reduce our profits and asset values.”

Business Strategy

Our goal is to provide long-term value to our stockholders, customers, employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused, minority oriented bank to provide a full range of financial services to commercial and retail customers in our market area, and the increased capital we obtained as a result of the completion of the offering on September 29, 2017, will enable us to compete more effectively in the financial services marketplace.

Our current business strategy consists of the following:

•

Continue to expand our multifamily and nonresidential loans. The additional capital raised in the stock offering has increased our capacity to originate multifamily and nonresidential loans. At December 31, 2017 and December 31, 2016, multifamily and nonresidential loans (not including loans secured by owner-occupied properties), together with construction and land loans, totaled $372.7 million and $291.7 million, or 264.3% and 274.7%, respectively, of total risk-based capital. Under our current board approved loan concentration policy, such loans, including construction and land loans, shall not exceed 330% of our total risk-based capital. Most multifamily and nonresidential loans are originated with adjustable rates and, as a result, these loans are expected to increase loan yields with shorter repricing terms than fixed-rate loans. Multifamily and nonresidential loan originations increased during the year ended December 31, 2017 by $87.8 million, or 98.7%, when compared to the same period in 2016.

•

Introduce new community lending programs. The Bank was recently approved as an authorized direct lender under the Small Business Administration (SBA). The Bank is also currently in the process of becoming a Community Development Financial Institution (CDFI). The addition of both of these programs combined with its existing products will bolster the Bank’s commitment to continue to serve the communities that it has supported over the past almost sixty years.

•

Continue to increase core deposits, with an emphasis on low cost commercial demand deposits, and add non-core funding sources. Deposits are the major source of balance sheet funding for lending and other investments. We have made significant investments in new products and services, personnel, branch distribution system as well as enhancing our electronic delivery solutions in an effort to become more competitive in the financial services marketplace and attract more core deposits. Core deposits are our least costly source of funds and represent our best opportunity to develop customer relationships that enable us to cross-sell our enhanced products and services. Total deposits increased by $70.9 million, or 11.0%, to $714.0 million at December 31, 2017 compared to $643.1 million at December 31, 2016. The majority of the increase was due to an increase of $41.3 million, or 11.4%, in certificates of deposit accounts, $24.2 million, or 30.7%, in demand deposits and $5.4 million, or 2.7%, in other interest bearing deposits. Certificates of deposit accounted for 57.4% and 57.3% of total deposits at December 31, 2017 and December 31, 2016, respectively. While we will continue to use certificates of deposit as a funding source, our goal is to continue to reduce our reliance on this source of funding as we grow our core deposit base.

•

Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 1.23% at December 31, 2017, 1.04% at December 31, 2016 and 1.36% at December 31, 2015, compared to 6.24% at December 31, 2013. The majority of our non-performing assets have been related, largely, to owner-occupied, one-to-four family and, to a lesser extent, multifamily residential real estate loans, as our residential borrowers experienced difficulties repaying their loans during the past recession. We have increased our investment in our credit review function, both in personnel as well as ancillary systems, in order to be able to evaluate more complex loans and better manage credit risk, to further support our intended loan growth.

•

Expand our employee base to support future growth. We have already made significant investments in our employee base. However, the additional capital recently raised will continue to provide us with additional resources to attract and retain the necessary talent to support increased lending, deposit activities and enhanced information technology. The potential to offer equity awards in the future will also allow us to be more competitive when hiring experienced banking personnel.

•

Grow organically and through opportunistic bank or branch acquisitions. We expect to focus primarily on gaining organic growth as a lower-risk means of deploying our newly acquired capital.  The capital recently raised also will help fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness.  Opportunistic acquisition possibilities will be explored provided that we believe they would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our current locations, we will not be adverse to expanding into nearby markets, enlarging our current branch network, or adding loan production offices, provided we believe such efforts would enhance our competitive standing.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States and general practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have determined to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to nonpublic companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment. The accrual of interest on mortgage and business loans is generally discontinued at the time that the loan becomes 90 days past due, unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 120 days past due. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off if collection of principal or interest is considered doubtful. All nonaccrual loans are considered impaired loans.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or recorded against principal balances only until qualifying for return to accrual. Cash-basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, or portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note. Impairment measurement for all collateral dependent loans, excluding accruing TDR’s, is based on the fair value of collateral, less costs to sell, if necessary. A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

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

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. As of December 31, 2017, the Bank determines the historical loss experience by portfolio segment and it is based on the actual losses experienced by the Bank using a rolling 12 quarter average. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and, effects of changes in credit concentrations.

Management believes that the allowance for loan losses is adequate at December 31, 2017. The allowance for loan losses is reviewed by the Board of Directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses.

Securities. Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as “held to maturity” and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the consolidated statements of income (loss) and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the discounted present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. The sale of a held-to-maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Income Taxes. The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

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

At December 31, 2017 and 2016, there were no liabilities recorded related to uncertain tax positions. The Bank is no longer subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2014.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of income (loss).

Refer to Note 1 to the Consolidated Financial Statements for management’s assessment of recently issued accounting pronouncements.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total Assets. Total assets increased $180.5 million, or 24.2%, to $925.5 million at December 31, 2017, from $745.0 million at December 31, 2016. The increase was due to increases in net loans and cash and cash equivalents, partially offset by a decrease in available-for-sale securities, as discussed in more detail below.

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities, decreased $23.8 million, or 45.2%, to $28.9 million at December 31, 2017, from $52.7 million at December 31, 2016. The decrease resulted primarily from the sale of $20.4 million of securities throughout the year and principal pay downs of mortgage-backed securities.

Net Loans Receivable. Net loans receivable increased $156.6 million, or 24.4%, to $798.7 million at December 31, 2017 from $642.1 million at December 31, 2016, reflecting increases in all loan categories, except business loans. One-to four-family residential loans increased $63.0 million, or 29.6%, to $388.0 million at December 31, 2017 from $325.0 million at December 31, 2016. Multifamily residential, non-residential properties and construction and land loans increased $30.4 million, $29.7 million and $36.9 million, respectively, at December 31, 2017 compared to December 31, 2016 and these represented increases of 19.2%, 24.4% and 121.6%, respectively. Consumer loans also increased by $43,000 or 5.1% and business loans decreased $2.8 million, or 18.1%, respectively, at December 31, 2017 compared to December 31, 2016. This growth also incorporates our strategy to grow the portfolio with adjustable-rate loans to mitigate interest rate risk and increase our efficiency of operations.

Deposits. Total deposits increased $70.9 million, or 11.0%, to $714.0 million at December 31, 2017 from $643.1 million at December 31, 2016. The increase was primarily due to increases in certificates of deposit of $41.3 million to $410.1 million at December 31, 2017 from $368.7 million from December 31, 2016.  Demand accounts increased $24.2 million, or 30.7%, to $103.0 million at December 31, 2017 from $78.8 million at December 31, 2016 and money market accounts increased $3.7 million, or 8.7%, to $46.5 million at December 31, 2017 from $42.8 million at December 31, 2016. The increase in demand accounts was primarily due to the increase in the balance of commercial checking accounts by $12.7 million.

Borrowings. We had outstanding borrowings at December 31, 2017 and 2016 of $36.4 million and $3.0 million, respectively. These borrowings are in the form of advances from the Federal Home Loan Bank of New York and borrowings from our correspondent banking relationships. Historically, we have had limited reliance on borrowings to fund our operations. However, we may utilize advances from the Federal Home Loan Bank of New York and borrowings from our correspondent bank relationships to supplement the supply of investable funds and further our organic loan growth.

Stockholders’ Equity. Total stockholders’ equity increased $71.8 million, or 77.2%, to $164.8 million at December 31, 2017, from $93.0 million at December 31, 2016. The increase was substantially due to additional paid-in capital of $84.4 million for the year ended December 31, 2017 as a result of the capital raise. This increase was partially offset by a net loss of $4.4 million, an increase of $1.5 million in unrealized losses related to the defined benefit pension plan, and an increase of $55,000 in unrealized losses on available-for-sale securities for the year ended December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. Consolidated net loss for the year ended December 31, 2017, was $4.4 million compared to net income of $1.4 million for the year ended December 31, 2016.  The 2017 results include a one-time, pre-tax contribution of 609,279 shares of Company common stock, valued at $6.1 million, and $200,000 in cash, to establish the Ponce De Leon Foundation.  Excluding this non-recurring expense, net income would have been $1.9 million for the year ended December 31, 2017.

Interest Income. Interest and dividend income increased $5.3 million, or 15.7%, to $39.0 million for the year ended December 31, 2017, from $33.7 million for the year ended December 31, 2016. The increase was primarily due to a $5.5 million, or 16.9%, increase in interest income on loans, which is our primary source of interest income. Average loan balances increased $129.7 million, or 21.4%, to $735.6 million for the year ended December 31, 2017 from $605.9 million for the year ended December 31, 2016. The increase in average loan balances was mainly driven by increases in the one-to-four family, construction and land, multifamily mortgage and nonresidential mortgage loan portfolios. The average yield on loans decreased 20 basis points to 5.19% for the year ended December 31, 2017 from 5.39% for the year ended December 31, 2016, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans in the current interest rate environment.

Interest and dividend income on investment securities and Federal Home Loan Bank of New York stock decreased $283,000, or 19.6%, to $817,000 for the year ended December 31, 2017 from $1.1 million for the year ended December 31, 2016. The yield on investment securities and Federal Home Loan Bank of New York stock increased 7 basis points to 1.33% for the year ended December 31, 2017, from 1.26% for the year ended December 31, 2016. The average balance of investment securities and Federal Home Loan Bank of New York stock decreased $20.0 million, or 42.3%, to $65.5 million for the year ended December 31, 2017, from $85.5 million for the year ended December 31, 2016, mainly due to $20.4 million of securities, with an average yield of 1.47%, being sold

Interest Expense. Interest expense increased $847,000, or 14.4%, to $6.8 million for the year ended December 31, 2017, from $5.9 million for the year ended December 31, 2016. The increase was the result of an overall increase in interest expense on certificates of deposit, other deposits, and interest expense on borrowings. Specifically, interest expense on certificates of deposit increased $415,000, or 7.5%, to $5.9 million for the year ended December 31, 2017, from $5.5 million for the year ended December 31, 2016. This increase resulted from increases in both the average balance of certificates of deposit in excess of $100,000 and the average rate we paid on certificates of deposit. The average balance of certificates of deposit increased $15.9 million, or 4.3%, to $387.2 million for the year ended December 31, 2017 from $371.3 million for the year ended December 31, 2016, and the average rate we paid on certificates of deposit increased 5 basis points to 1.53% for the year ended December 31, 2017, from 1.48% for the year ended December 31, 2016.

Interest expense on other deposits and borrowings increased $432,000 to $866,000 for the year ended December 31, 2017 from $434,000 for the year ended December 31, 2016. This increase resulted from an increase in the average rate we paid on other deposits and borrowings. The average balance of other deposits and borrowings increased $40.7 million, or 21.8%, to $227.7 million for the year ended December 31, 2017, from $187.0 million for the year ended December 31, 2016, and the average rate we paid on other deposits and borrowings increased 17 basis points to 0.40% for the year ended December 31, 2017, from 0.23% for the year ended December 31, 2016, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $4.4 million, or 15.8%, to $32.2 million for the year ended December 31, 2017 from $27.8 million for the year ended December 31, 2016, primarily as a result of lower cost of funds and higher market yields on earning assets. Our average net interest-earning assets increased by $53.0 million, or 39.9%, to $186.1 million for the year ended December 31, 2017, from $133.1 million for the year ended December 31, 2016, due primarily to our loan growth, described above. Our net interest rate spread decreased by 6 basis points, to 3.76%, for the year ended December 31, 2017, from 3.82% for the year ended December 31, 2016, and our net interest margin was 4.02% for the years ended December 31, 2017 and 2016, reflecting primarily a lower cost of funds and higher market yields on earning assets.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. We expect that our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates. To help manage interest rate risk, we are promoting core deposit products while concurrently diversifying our loan portfolio by introducing new lending programs.

Provision for Loan Losses. Provision for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “—Summary of Significant Accounting Policies” and “Business—Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we increased our provision for loan losses for the year ended December 31, 2017 by $1.8 million and decreased our provision for loan losses for the year ended December 31, 2016 to a recovery of $57,000. Our allowance for loan losses was $11.1 million at December 31, 2017 compared to $10.2 million at December 31, 2016. The allowance for loan losses to total loans decreased to 1.37% at December 31, 2017 from 1.57% at December 31, 2016, and the allowance for loan losses to non-performing loans decreased to 97.05% at December 31, 2017 from 132.15% at December 31, 2016. We decreased the portion of the allowance for loan losses attributable to one- to-four family residential real estate loans due to a continued decrease in loss history related to this portion of the portfolio, as well as recoveries related to this portion of the portfolio exceeding charge-offs.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2017. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process periodically reviews our allowance for loan losses and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Total non-interest income increased $673,000, or 27.7%, to $3.1 million for the year ended December 31, 2017 from $2.4 million for the same period in the prior year.  The increase in non-interest income for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to increases of $508,000 in late charges and prepayment fees.

	For the Years Ended December 31,		Change
	2017	2016	Amount	Percent
	(In thousands)
Service charges and fees	$909	$938	$(29)	(3.1%)
Brokerage commissions	547	515	32	6.2%
Late charges and prepayment fees	810	302	508	168.2%
Other	838	676	162	24.0%
Total noninterest income	$3,104	$2,431	$673	27.7%

Non-interest Expense. Total non-interest expense increased $8.7 million, or 31.2%, to $36.6 million for the year ended December 31, 2017 from $27.9 million for the same period in 2016.  For the year ended December 31, 2017 compared to the same period in 2016, compensation and employee benefits expense increased by $2.1 million mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Other operating expenses increased by $816,000, due to marketing outlays to generate organic growth and investments in new products and services, as well as a $236,000 increase in the provision for unfunded commitments and contingencies. As part of the recent reorganization, a contribution of 609,279 shares of Company common stock, valued at $6.1 million, and $200,000 in cash was made to the newly formed Ponce De Leon Foundation. These increases were partially offset by decreases of $288,000 in FDIC insurance assessments and $195,000 in insurance and surety bond expenses for the year ended December 31, 2017.  In addition, data processing expenses, decreased by $147,000 mainly due to contractual provisions and the level of new products and services that were introduced during 2017.  Direct loan expense decreased $121,000, due primarily to the improvement in the quality of our loan portfolio.

	For the Years Ended December 31,		Change
	2017	2016	Amount	Percent
	(In thousands)
Compensation and benefits	$17,109	$14,979	$2,130	14.2%
Occupancy	5,825	5,651	174	3.1%
Data processing	1,470	1,617	(147)	(9.1%)
Direct loan expense	739	860	(121)	(14.1%)
Insurance and surety bond premiums	269	464	(195)	(42.0%)
Office supplies, telephone and postage	1,103	1,071	32	3.0%
Federal deposit insurance premiums	250	538	(288)	(53.5%)
Charitable foundation contributions	6,293	—	6,293	100.0%
Other operating expenses	3,499	2,683	816	30.4%
Total noninterest expense	$36,557	$27,863	$8,694	31.2%

Income Tax Expense. We incurred income tax expense of $1.4 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively, resulting in effective rates of 48.1% and 41.4%, respectively. At December 31, 2017 and 2016, net deferred tax asset amounted to $3.9 million and $3.4 million, respectively. The increase in tax expense was mainly due to the enactment of the “Tax Cuts and Jobs Act”, which resulted in a $2.1 million income tax expense for the year ended December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. Net income decreased $1.1 million, or 43.4%, to $1.4 million for the year ended December 31, 2016, compared to $2.5 million for the year ended December 31, 2015. The decrease was primarily due to an increase in non-interest expenses as described below.

Interest Income. Interest and dividend income increased $151,000, or 0.4%, to $33.7 million for the year ended December 31, 2016 from $33.6 million for the year ended December 31, 2015. The increase was primarily due to a $560,000, or 1.7%, increase in interest income on loans, which is our primary source of interest income. Our average balance of loans increased $36.9 million, or 6.5%, to $605.9 million for the year ended December 31, 2016 from $569.0 million for the year ended December 31, 2015. The increase in average balance resulted primarily from increases in the one-to-four family and multifamily residential mortgage loan portfolios. Our average yield on loans decreased 25 basis points to 5.39% for the year ended December 31, 2016 from 5.64% for the year ended December 31, 2015, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans in the then current interest rate environment.

Interest income and interest and dividends on investment securities and Federal Home Loan Bank of New York stock decreased $409,000, or 27.3%, to $1.1 million for the year ended December 31, 2016 from $1.5 million for the year ended December 31, 2015. The average rate we earned on investment securities and Federal Home Loan Bank of New York stock decreased 14 basis points to 1.26% for the year ended December 31, 2016 from 1.40% for the year ended December 31, 2015, due to $52.9 million of securities, with an average yield of 1.44%, being called, and $25.9 million of securities, with an average yield of 1.21%, being purchased. Our average balance of investment securities and Federal Home Loan Bank of New York stock decreased $20.7 million, or 19.4%, to $85.5 million for the year ended December 31, 2016 from $106.2 million for the year ended December 31, 2015.

Interest Expense. Interest expense increased $286,000 or 5.1%, to $5.9 million for the year ended December 31, 2016 from $5.7 million for the year ended December 31, 2015. The increase was the result of an increase in interest expense on certificates of deposit and other deposits, offset by a decrease in interest expense on borrowings. Specifically, interest expense on certificates of deposit increased $234,000, or 4.4%, to $5.5 million for the year ended December 31, 2016 from $5.3 million for the year ended December 31, 2015. This increase resulted from increases in both the average balance of certificates of deposit in excess of $100,000 and the average rate we paid on certificates of deposit. The average balance of certificates of deposit increased $4.3 million, or 1.2%, to $371.3 million for the year ended December 31, 2016 from $367.0 million for the year ended December 31, 2015, and the average rate we paid on certificates of deposit increased 4 basis points to 1.48% for the year ended December 31, 2016 from 1.44% for the year ended December 31, 2015.

Interest expense on other deposits and borrowings increased $52,000 to $434,000 for the year ended December 31, 2016 from $382,000 for the year ended December 31, 2015. This increase resulted from an increase in the average rate we paid on other deposits and borrowings. The average balance of other deposits and borrowings decreased $1.1 million, or 0.6%, to $187.0 million for the year ended December 31, 2016 from $188.1 million for the year ended December 31, 2015, and the average rate we paid on other deposits and borrowings increased 3 basis points to 0.23% for the year ended December 31, 2016 from 0.20% for the year ended December 31, 2015, reflecting higher market interest rates.

Net Interest Income. Net interest income decreased $135,000, or 0.5%, to $27.8 million for the year ended December 31, 2016 from $27.9 million for the year ended December 31, 2015, primarily as a result of higher cost of funds and lower market yields on earning assets. Our average net interest-earning assets increased by $16.1 million, or 2.4%, to $691.4 million for the year ended December 31, 2016 from $675.3 million for the year ended December 31, 2015, due primarily to our loan growth, described above. Our net interest rate spread decreased by 14 basis points to 3.82% for the year ended December 31, 2016 from 3.96% for the year ended December 31, 2015, and our net interest margin decreased by 12 basis points to 4.02% for the year ended December 31, 2016 from 4.14% for the year ended December 31, 2015, primarily reflecting a higher cost of funds and lower market yields on earning assets.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. We expect that our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates. To help manage interest rate risk, we are promoting core deposit products while concurrently diversifying our loan portfolio by introducing new lending programs. See “Management of Market Risk” and “Risk Factors - Future changes in interest rates could reduce our profits and asset values.”

Provision for Loan Losses. After an evaluation of applicable factors, we decreased our provision for loan losses for the year ended December 31, 2016 to a recovery of $57,000 and increased our provision for loan losses for the year ended December 31, 2015 by $353,000. Our allowance for loan losses was $10.2 million at December 31, 2016 compared to $9.5 million at December 31, 2015. The allowance for loan losses to total loans decreased to 1.57% at December 31, 2016 from 1.64% at December 31, 2015, and the allowance for loan losses to non-performing loans increased to 132.12% at December 31, 2016 from 99.78% at December 31, 2015. We decreased the portion of the allowance for loan losses attributable to one-to-four family residential real estate loans due to a continued decrease in loss history related to this portion of the portfolio, as well as recoveries related to this portion of the portfolio exceeding charge-offs.  See “Summary of Significant Accounting Policies” and “Business – Allowance for Loan Losses” for additional information.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2016. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and as a result of such reviews we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility, and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. The decrease in non-interest income for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to decreases of $135,000 and $246,000 in service charges and fees and late charges and prepayment fees, respectively.

Non-interest Expense. For the year ended December 31, 2016 compared to the same period in 2015, compensation and employee benefits expense increased by $1.5 million mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our organic growth strategy. Other operating expenses increased by $303,000, due to marketing outlays to generate organic growth and investments in new products and services, as well as a $128,000 increase in the provision for unfunded commitments and contingencies. Data processing expenses also increased by $318,000 mainly due to the level of new products and services that were introduced during 2016 combined with an increase in transactional volume. These increases were partially offset by decreases of $361,000 in FDIC insurance assessments and $235,000 in insurance and surety bond expenses for the year ended December 31, 2016.

Income Tax Expense. We incurred income tax expense of $1.0 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively, resulting in effective rates of 41.4% and 34.3%, respectively. At December 31, 2016 and 2015, net deferred tax assets amounted to $3.4 million and $3.8 million, respectively. The decrease in tax expense resulted from a $1.4 million, or 36.8%, decrease in pre-tax income to $2.4 million for the year ended December 31, 2016 from $3.8 million for the year ended December 31, 2015.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	At December 31,	For the Years Ended December 31,
	2017	2017			2016			2015
		Average			Average			Average
		Outstanding		Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
		(In thousands)
Interest-earning assets:
Loans	5.12%	$735,566	$38,172	5.19%	$605,878	$32,660	5.39%	$569,032	$32,100	5.64%
Available-for-sale securities	1.45%	36,240	480	1.32%	70,142	1,012	1.44%	96,777	1,429	1.48%
Other (1)	2.14%	29,289	389	1.33%	15,365	69	0.45%	9,465	61	0.64%
Total interest- earning assets		801,095	39,041	4.87%	691,385	33,741	4.88%	675,274	33,590	4.97%
Non-interest-earning assets		53,809			33,759			38,769
Total assets		$854,904			$725,144			$714,043
Interest-bearing liabilities:
Savings accounts	0.42%	$128,282	$506	0.39%	$126,573	$327	0.26%	$122,538	$240	0.20%
Interest-bearing demand	0.21%	74,824	146	0.19%	54,493	96	0.18%	46,692	77	0.16%
Certificates of deposit	1.66%	387,232	5,917	1.53%	371,313	5,502	1.48%	366,958	5,268	1.44%
Total deposits		590,338	6,569	1.11%	552,379	5,925	1.07%	536,188	5,585	1.04%
Advance payments by borrowers	0.06%	6,292	4	0.06%	4,770	4	0.09%	3,815	4	0.10%
Borrowings	1.88%	17,955	262	1.46%	1,145	7	0.61%	15,050	61	0.41%
Total interest- bearing liabilities		614,585	6,835	1.11%	558,294	5,936	1.06%	555,053	5,650	1.02%
Non-interest-bearing liabilities:
Non-interest-bearing demand		112,113	—		70,407	—		61,524	—
Other non-interest- bearing liabilities		3,578	—		3,519	—		6,195	—
Total non-interest- bearing liabilities		115,691	—		73,926	—		67,719	—
Total liabilities		730,276	6,835		632,220	5,936		622,773	5,650
Total equity		124,628			92,924			91,270
Total liabilities and total equity		$854,904		1.11%	$725,144		1.06%	$714,043		1.02%
Net interest income			$32,206			$27,805			$27,940
Net interest rate spread (2)				3.76%			3.82%			3.96%
Net interest-earning assets (3)		$186,510			$133,091			$120,221
Net interest margin (4)				4.02%			4.02%			4.14%
Average interest-earning assets to
interest-bearing liabilities				130.35%			123.84%			121.66%

(1)	Includes FHLB demand accounts and FHLB stock dividends.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31,			For the Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$6,991	$(1,479)	$5,512	$2,029	$(1,469)	$560
Securities	(489)	(43)	(532)	(386)	(31)	(417)
Other	63	257	320	(21)	29	8
Total interest-earning assets	6,564	(1,264)	5,300	1,622	(1,471)	151
Interest-bearing liabilities:
Savings accounts	6	173	179	8	79	87
Interest-bearing demand	43	7	50	14	4	18
Certificates of deposit	236	179	415	63	171	234
Total deposits	285	359	644	85	254	339
Advance payment by borrowers	1	(1)	—	1	(1)	—
Borrowings	103	152	255	(77)	24	(53)
Total interest-bearing liabilities	389	510	899	9	277	286
Change in net interest income	$6,175	$(1,774)	$4,401	$1,613	$(1,748)	$(135)

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. We currently utilize a third-party modeling solution that is prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given the aforementioned considerations.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 100 basis point increments, with changes in interest rates representing immediate and permanent shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.

The table below sets forth, as of December 31, 2017, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (basis points) (1)	Year 1 Forecast	from Level
	(In thousands)
+400	$30,784	-6.23%
+300	31,670	-3.53%
+200	32,336	-1.51%
+100	32,751	-0.24%
Level	32,830	0.00%
-100	32,574	-0.78%

The table above indicates that at December 31, 2017, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 1.51% decrease in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 0.78% decrease in net interest income.

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

The table below sets forth, as of December 31, 2017, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease)in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(In thousands)
+400	$132,851	$(30,224)	-18.53%	15.27%	(189)
+300	141,931	(21,144)	-12.97%	15.94%	(122)
+200	150,267	(12,807)	-7.85%	16.50%	(66)
+100	157,777	(5,298)	-3.25%	16.95%	(21)
Level	163,075	—	0.00%	17.16%	—
-100	167,507	4,432	2.75%	17.29%	13

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted net present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2017, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 7.85% decrease in net economic value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 2.75% increase in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2017, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2017, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2017
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(In thousands)
Assets:
Interest-bearing deposits in banks	$34,979	$34,979	$34,979	$34,979	$34,979	$34,979	$34,979	$24,745	$59,724
Securities	4,124	7,714	14,876	25,407	29,234	29,234	29,234	(337)	28,897
Net loans (includes LHFS)	56,623	108,029	191,573	321,571	738,534	798,834	798,834	(131)	798,703
FHLB Stock	—	—	—	—	1,511	1,511	1,511	—	1,511
Other assets	—	—	—	—	3	3	3	36,684	36,687
Total	$95,726	$150,722	$241,428	$381,957	$804,261	$864,561	$864,561	$60,961	$925,522
Liabilities:
Non-maturity deposits	$207,452	$207,452	$207,452	$207,452	$207,452	$207,452	$207,452	$96,472	$303,924
Certificates of deposit	40,874	80,015	158,836	241,656	407,800	410,061	410,061	—	410,061
Other liabilities	20,000	20,000	20,000	20,000	20,000	29,400	36,400	10,352	46,752
Total liabilities	268,326	307,467	386,288	469,108	635,252	646,913	653,913	106,824	760,737
Stockholders' equity	—	—	—	—	—	—	—	164,785	164,785
Total liabilities and stockholders' equity	$268,326	$307,467	$386,288	$469,108	$635,252	$646,913	$653,913	$271,609	$925,522
Asset/liability gap	$(172,600)	$(156,745)	$(144,860)	$(87,151)	$169,009	$217,648	$210,648
Gap/assets ratio	35.68%	49.02%	62.50%	81.42%	126.61%	133.64%	132.21%

At December 31, 2017, our asset/liability gap from zero days to one year was ($144.9) million, resulting in a gap/assets ratio of 62.50%.

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

	December 31, 2016
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(In thousands)
Assets:
Interest-bearing deposits in banks	$6,920	$6,920	$6,920	$6,920	$6,920	$6,920	$6,920	$4,796	$11,716
Securities	596	3,268	9,368	40,612	52,243	52,942	52,942	(252)	52,690
Net loans (includes LHFS)	46,325	86,334	163,005	283,027	579,173	645,082	645,082	(763)	644,319
FHLB Stock	—	—	—	—	964	964	964	—	964
Other assets	—	—	—	—	7	7	7	35,287	35,294
Total	$53,841	$96,522	$179,293	$330,559	$639,307	$705,915	$705,915	$39,068	$744,983
Liabilities:
Non-maturity deposits	$197,285	$197,285	$197,285	$197,285	$197,285	$197,285	$197,285	$74,529	$271,814
Certificates of deposit	52,597	98,133	166,781	236,755	366,562	368,721	368,721	—	368,721
Other liabilities	3,000	3,000	3,000	3,000	3,000	3,000	3,000	8,456	11,456
Total liabilities	252,882	298,418	367,066	437,040	566,847	569,006	569,006	82,985	651,991
Stockholders' equity	—	—	—	—	—	—	—	92,992	92,992
Total liabilities and stockholders' equity	$252,882	$298,418	$367,066	$437,040	$566,847	$569,006	$569,006	$175,977	$744,983
Asset/liability gap	$(199,041)	$(201,896)	$(187,773)	$(106,481)	$72,460	$136,909	$136,909
Gap/assets ratio	21.29%	32.34%	48.84%	75.64%	112.78%	124.06%	124.06%

At December 31, 2016, our asset/liability gap from zero days to one year was ($187.8) million, resulting in a gap/assets ratio of 48.84%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2017 and 2016, we had $16.4 million and $3.0 million, respectively, of term and overnight outstanding advances from the Federal Home Loan Bank of New York, and also had a guarantee from the Federal Home Loan Bank of New York through a standby letter of credit of $6.6 million.  At December 31, 2017, we had eligible collateral of approximately $66.3 million in mortgage loans available to secure advances from the Federal Home Loan Bank of New York.  We also have an unsecured line of credit of $22.0 million outstanding with Zions Banks, of which $20.0 million was outstanding at December 31, 2017.  We did not have any outstanding securities sold under repurchase agreements with brokers as of December 31, 2017 and 2016.

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

Net cash provided by operating activities was $8.6 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(135.9) million and $(43.9) million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and proceeds from the stock offering, was $175.3 million and $38.6 million for the years ended December 31, 2017 and 2016, respectively.

We are committed to maintaining an adequate liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2017 and 2016, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2017 and 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2017 and 2016, we had outstanding commitments to originate loans of $94.8 million and $63.7 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $161.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PDL Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PDL Community Bancorp and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 28, 2018

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2017 and 2016

(Dollars in thousands, except share data)

	December 31,
	2017	2016

ASSETS
Cash and due from banks (Note 2):
Cash	$24,746	$4,796
Interest-bearing deposits in banks	34,978	6,920
Total cash and cash equivalents	59,724	11,716
Available-for-sale securities, at fair value (Note 3)	28,897	52,690
Loans held for sale	—	2,143
Loans receivable, net of allowance for loan losses - 2017 $11,071; 2016 $10,205 (Note 4)	798,703	642,148
Accrued interest receivable	3,335	2,707
Premises and equipment, net (Note 5)	27,172	26,028
Federal Home Loan Bank Stock (FHLB), at cost	1,511	964
Deferred tax assets (Note 8)	3,909	3,379
Other assets	2,271	3,208
Total assets	$925,522	$744,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$713,985	$643,078
Accrued interest payable	42	28
Advance payments by borrowers for taxes and insurance	5,025	3,882
Advances from the Federal Home Loan Bank and others (Note 7)	36,400	3,000
Other liabilities	5,285	2,003
Total liabilities	760,737	651,991
Commitments and contingencies (Note 11)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and outstanding at December 31, 2017	185	—
Additional paid-in-capital	84,351	—
Retained earnings	94,855	99,242
Accumulated other comprehensive loss (Note 14)	(7,851)	(6,250)
Unearned Employee Stock Ownership Plan (ESOP) shares; 675,501 shares (Note 9)	(6,755)	—
Total stockholders' equity	164,785	92,992
Total liabilities and stockholders' equity	$925,522	$744,983

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except share data)

	For the Years Ended December 31,
	2017	2016	2015

Interest and dividend income:
Interest on loans receivable	$38,172	$32,660	$32,100
Interest and dividends on investment securities and FHLB stock	817	1,081	1,490
Total interest and dividend income	38,989	33,741	33,590
Interest expense:
Interest on certificates of deposit	5,917	5,502	5,268
Interest on other deposits	656	427	321
Interest on borrowings	210	7	61
Total interest expense	6,783	5,936	5,650
Net interest income	32,206	27,805	27,940
Provision for loan losses (recovery) (Note 4)	1,716	(57)	353
Net interest income after provision for loan losses (recovery)	30,490	27,862	27,587
Noninterest income:
Service charges and fees	909	938	1,073
Brokerage commissions	547	515	421
Late and prepayment charges	810	302	548
Other	838	676	420
Total noninterest income	3,104	2,431	2,462
Noninterest expense:
Compensation and benefits	17,109	14,979	13,463
Occupancy expense	5,825	5,651	5,754
Data processing expenses	1,470	1,617	1,299
Direct loan expenses	739	860	725
Insurance and surety bond premiums	269	464	699
Office supplies, telephone and postage	1,103	1,071	997
FDIC deposit insurance assessment	250	538	899
Charitable foundation contributions	6,293	—	—
Other operating expenses	3,499	2,683	2,380
Total noninterest expense	36,557	27,863	26,216
Income (loss) before income taxes	(2,963)	2,430	3,833
Provision for income taxes (Note 8)	1,424	1,005	1,315
Net income (loss)	$(4,387)	$1,425	$2,518
Earnings per share for the period September 29, 2017 to December 31, 2017: (Note 10)
Basic	$(0.16)	N/A	N/A
Diluted	$(0.16)	N/A	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(4,387)	$1,425	$2,518
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gain (losses)	(85)	309	847
Expense (benefit) due to enactment of federal tax reform	44	—	—
Income tax effect	(14)	(105)	(372)
Unrealized gains on securities, net	(55)	204	475
Pension benefit liability adjustment:
Net gain (loss) during the period	(2,006)	456	(1,829)
Reclassification adjustments for amortization of prior service cost and net gain included in net periodic pension cost	—	—	245
Expense (benefit) due to enactment of federal tax reform	1,192	—	—
Income tax effect	(732)	(155)	53
Pension liability adjustment, net of tax	(1,546)	301	(1,531)
Total other comprehensive income (loss), net of tax	(1,601)	505	(1,056)
Total comprehensive income (loss)	$(5,988)	$1,930	$1,462

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except share data)

					Accumulated	Unallocated
			Additional		Other	Common
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2014	—	$—	$—	$95,299	$(5,699)	$—	$89,600
Net income	—	—	—	2,518	—	—	2,518
Other comprehensive loss, net of tax	—	—	—	—	(1,056)	—	(1,056)
Balance, December 31, 2015	—	—	—	97,817	(6,755)	—	91,062
Net income	—	—	—	1,425	—	—	1,425
Other comprehensive income, net of tax	—	—	—	—	505	—	505
Balance, December 31, 2016	—	$—	$—	$99,242	$(6,250)	$—	$92,992
Net income (loss)	—	—	—	(4,387)	—	—	(4,387)
Other comprehensive loss, net of tax	—	—	—	—	(1,601)	—	(1,601)
Issuance of common stock, $0.01 par value; to the mutual holding company	9,545,387	96	—	—	—	—	96
Issuance of common stock, $0.01 par value; for initial public offering, net of costs of $4,988	8,308,362	83	78,012	—		—	78,095
Issuance of common stock, $0.01 par value; to The Ponce De Leon Foundation	609,279	6	6,087	—		—	6,093
Unallocated ESOP- 723,751 shares , $0.01 par value	—	—	—	—		(7,238)	(7,238)
ESOP shares committed to be released (48,250 shares)	—	—	252	—	—	483	735
Balance, December 31, 2017	18,463,028	$185	$84,351	$94,855	$(7,851)	$(6,755)	$164,785

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	For the Years Ended
	December 31,
	2017	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$(4,387)	$1,425	$2,518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities, net	52	11	6
Loss on sale of loans	106	13	73
Loss on sale of available-for-sale securities	6	—	—
Write-down of loans held for sale	—	—	9
Write-down on other real estate owned	—	—	86
Gain on sale of other real estate owned	—	(4)	—
Provision for (recovery from) loan losses	1,716	(57)	353
Depreciation and amortization	1,625	1,679	1,817
Amortization of core deposit intangible assets	3	129	144
ESOP compensation expense	735	—	—
Charitable foundation contribution expense	6,093	—	—
Deferred income taxes	(40)	126	1,086
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(628)	(39)	81
Decrease in other assets	38	175	3,168
Increase (decrease) in accrued interest payable	14	(8)	(10)
Net increase (decrease) in other liabilities	3,313	893	(4,101)
Net cash provided by operating activities	8,646	4,343	5,230
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	9,364	1,890	10,199
Purchases of FHLB Stock	(9,909)	(1,692)	(10,094)
Purchases of available-for-sale securities	—	(25,914)	—
Proceeds from sale of available-for-sale securities	20,374	—	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	3,276	55,556	19,381
Proceeds from sales of loans	2,967	4,386	3,981
Net increase in loans	(159,201)	(77,669)	(29,385)
Proceeds from sale of other real estate owned	—	80	—
Purchases of premises and equipment	(2,769)	(530)	(276)
Net cash used in investing activities	(135,898)	(43,893)	(6,194)

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	For the Years Ended
	December 31,
	2017	2016	2015

Cash Flows From Financing Activities:
Net increase in deposits	$70,907	$43,572	$(191)
Proceeds from issuance of common stock	78,191	—	—
Funds loaned to the ESOP	(7,238)	—	—
Proceeds from advances	646,400	280,000	1,989,305
Repayments of advances	(613,000)	(285,000)	(1,991,305)
Net cash provided by (used in) financing activities	175,260	38,572	(2,191)
Net increase (decrease) in cash and cash equivalents	48,008	(978)	(3,155)
Cash and Cash Equivalents:
Beginning	11,716	12,694	15,849
Ending	$59,724	$11,716	$12,694
Supplemental Disclosures:
Cash paid during the year:
Interest	$6,821	$5,944	$5,660
Income taxes	$1,474	$1,280	$1,598
Supplemental Disclosures of Noncash Investing Activities:
Transfer of loans to loans held for sale	$—	$3,239	$6,526
Transfer of loans held for sale to loans	$2,143	$—	$1,867
Supplemental Disclosure of Noncash Financing Activities:
Issuance of common stock to the Ponce De Leon Foundation	$6,093	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Basis of Financial Statement Presentation:

The consolidated financial statements of PDL Community Bancorp (the “Company”) presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly owned subsidiary Ponce Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of PFS Service Corp., which owns some of the Bank’s real property, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity.  All significant intercompany transactions and balances have been eliminated in consolidation.

Reorganization and Stock Issuance:

On September 29, 2017, Ponce De Leon Federal Bank reorganized into a two-tier mutual holding company structure with a mid-tier stock holding company.  The Company sold 8,308,362 shares of common stock at $10.00 per share, including 723,751 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”).  In addition, the Company issued 9,545,387 shares to Ponce Bank Mutual Holding Company, the Company’s mutual holding company parent (the “MHC”) and 609,279 shares to The Ponce De Leon Foundation (“Foundation”), a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community.  A total of 18,463,028 shares of common stock were outstanding following the completion of the stock offering. As a result of the reorganization, the reporting entity changed from Ponce De Leon Federal Bank to PDL Community Bancorp.

The direct costs of the Company’s stock offering of $4,988 were deferred and deducted from the proceeds of the offering.

Nature of Operations:

The Bank is a federally chartered savings association headquartered in the Bronx, New York.  Ponce De Leon Federal Bank was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association.  In 1985, it changed its name to “Ponce De Leon Federal Savings Bank.”  In 1997, it changed its name again to “Ponce De Leon Federal Bank.”  Upon the completion of its reorganization into the MHC, the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank, a federally chartered stock savings association, owned 100% by PDL Community Bancorp and known as and conducting business under the name “Ponce Bank.” The Bank will continue to be subject to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business is conducted through the administrative office and 13 branch offices.  The banking offices are located in the Bronx, Manhattan, Queens and Brooklyn, New York and Union City, New Jersey.  The primary market area currently consists of the New York City metropolitan area.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, as well as, mortgage-backed securities and Federal Home Loan Bank stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

The following is a summary of the Bank's significant accounting policies:

Use of Estimates:  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statement of financial condition, and revenues and expenses for the reporting period.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio is susceptible to changes in the local market conditions. Note 3 discusses the types of securities that the Bank invests in. Notes 4 and 11 discuss the types of lending that the Bank engages in, and other concentrations.

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

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as "held to maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the consolidated statement of income (loss) and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss).

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due.  Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off if collection of principal or interest is considered doubtful.  All nonaccrual loans are considered impaired loans.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note.  Impairment measurement for all collateral dependent loans, excluding accruing TDR’s, is based on the fair value of collateral, less costs to sell, if necessary.  A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

When the Bank modifies a loan in a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs, if repayment under the modified terms becomes doubtful.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over a rolling 12 quarter average period.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and, effects of changes in credit concentrations.

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. These risk categories and relevant risk characteristics are as follows:

Residential and Multifamily Mortgage Loans: The majority of loans at the Bank are secured by first mortgages. Residential and multifamily mortgage loans are typically underwritten at a loan-to-value ratio ranging from 65% to 90%. The primary risks involved in residential mortgages are the borrower’s loss of employment, or other significant event, that negatively impacts the source of repayment. Additionally, a serious decline in home values could jeopardize repayment in the event that the underlying collateral needs to be liquidated to pay off the loan.

Nonresidential Mortgage Loans: Nonresidential mortgage loans are primarily secured by commercial buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. These loans are typically underwritten at no more than 75% loan-to-value ratio. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of 10 to 15 years, and terms which provide that the interest rates is adjusted on a 5 year schedule,

Construction and Land Loans: Construction real estate loans consist of vacant land and property that is in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that government approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally have terms of six months to two years during the construction period with fixed rates and interest rates based on a designated index.

Business Loans: Business loans are loans for commercial, corporate and business purposes, including issuing letters of credit. These loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue.  They possess greater risk than most other types of loans because the repayment capacity of the borrower may become inadequate. Business loans generally have terms of five years to seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are backed by the personal guarantees of the owners of the business.

Consumer Loans: Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes.

Loans Held for Sale: Loan sales occur from time to time as part of strategic business or regulatory compliance initiatives.  Loans held for sale, including deferred fees and costs, are reported at the lower of cost or fair value as determined by expected bid prices from potential investors. Loans are sold without recourse and servicing released. When a loan is transferred from portfolio to held for sale and the fair value is less than cost, a charge off is recorded against the allowance for loan loss. Subsequent declines in fair value, if any, are charged against earnings.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets:  Long-lived assets, including premises and leasehold improvements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Other Real Estate Owned:  Other Real Estate Owned ("OREO") represents properties acquired through, or in lieu of, loan foreclosure or other proceedings. OREO is initially recorded at fair value, less estimated disposal costs, at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value, less estimated costs of disposal. Any write-down to fair value, at the time of transfer to OREO, is charged to the allowance for loan losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by current fair values and charges against earnings are recorded as necessary to reduce the carrying amount to fair value, less estimated costs to dispose. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the OREO, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

At December 31, 2017 and 2016, there are no liabilities recorded related to uncertain tax positions. Income tax returns filed for years before 2014 are no longer subject to income tax examinations by U.S. federal, state or local tax authorities.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of income (loss).

Related Party Transactions:  Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 15 contains details regarding related party transactions.

Defined Benefit Plan:  The noncontributory defined benefit pension plan was effectively frozen on May 31, 2007. The funding policy is to contribute annually the amounts sufficient to meet the minimum funding standards established by the Employee Retirement Income Security Act (“ERISA”) and such additional amounts as determined by management based on actuary recommendations.

Employee Stock Ownership Plan:  Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned ESOP shares at the average fair market value of the shares during the year.  Compensation expense is recognized ratably over the service period based upon management’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income and other comprehensive income (loss) which are both recognized as separate components of equity.  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit plan.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are now such matters that will have a material effect on the operations and financial position of the Company.

Fair Value of Financial Instruments:  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 12.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Segment Reporting:  While management monitors the revenue streams of the various products and services, the identifiable segments and operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregate in one reportable operating segment.

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

Earnings per Share (EPS):  Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to nonpublic companies.  As of December 31, 2017, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance reportedly is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public business entities.  As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The Company expects to apply the amendments in this update by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. The Company is evaluating the impact of these amendments on its accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The reported objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company expects to apply the amendments in this update by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, or prospectively, as applicable.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU reportedly significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income  over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, we will adopt the amendments in this update beginning after December 15, 2020, including interim periods within those fiscal years. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.”  This ASU reportedly is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, for public business entities. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  The ASU requires that an employer report the service cost component with other compensation cost arising from services rendered by the pertinent employees during the period.  The amendment also requires the components of net benefit cost to be presented separately in the income statement from the service cost component and not within income from operations.  ASU 2017-07 is effective for interim and annual reporting for public business entities beginning after December 15, 2017. As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 “Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.”  The ASU requires premiums on callable debt securities to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  As the Company is taking advantage of extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020.  ASU 2017-08 will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  This amendment is effective for years beginning after December 15, 2018.  Early adoption is permitted.  The Company has not elected to adopt this standard on December 31, 2017.

Note 2.Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $24,334 and $4,516 in cash to cover its minimum reserve requirements of $23,870 and $2,349 at December 31, 2017 and 2016, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 3. Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,911	$—	$(359)	$24,552
Mortgage-Backed Securities:
FNMA Certificates	1,118	—	(15)	1,103
GNMA Certificates	3,205	38	(1)	3,242
	$29,234	$38	$(375)	$28,897

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$41,906	$—	$(347)	$41,559
Certificates of Deposit	500	—	—	500
Mortgage-Backed Securities:
FHLMC Certificates	192	24	—	216
FNMA Certificates	3,600	11	(5)	3,606
GNMA Certificates	6,744	97	(32)	6,809
	$52,942	$132	$(384)	$52,690

There were no investments that were classified as held to maturity as of December 31, 2017 and 2016. There were $20,411 in sales of investment securities during the year ended December 31, 2017 and no sales of investment securities in 2016.

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016:

	December 31, 2017
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$24,552	$(359)	$24,552	$(359)
Mortgage-Backed
FNMA Certificates	1,094	(15)	—	—	1,094	(15)
GNMA Certificates	1,205	(1)	—	—	1,205	(1)
	$2,299	$(16)	$24,552	$(359)	$26,851	$(375)

	December 31, 2016
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$41,559	$(347)	$—	$—	$41,559	$(347)
Mortgage-Backed
FNMA Certificates	3,489	(5)	—	—	3,489	(5)
GNMA Certificates	2,645	(32)	—	—	2,645	(32)
	$47,693	$(384)	$—	$—	$47,693	$(384)

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 3. Available-for-Sale-Securities (Continued)

The Company’s investment portfolio had 33 and 52 investment securities at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company had 14 and 25 securities, respectively, with a gross unrealized loss position.  Management reviewed the financial condition of the entities underlying the securities at both December 31, 2017 and 2016 and determined that they are not other than temporary because the unrealized losses in those securities relate to market interest rate changes the Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

The following is a summary of maturities of securities at December 31, 2017 and 2016. Amounts are shown by contractual maturity. Because borrowers of the underlying collateral for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2017
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	1,990	1,977
After one year through five years	22,921	22,575
	24,911	24,552
Mortgage-Backed Securities	4,323	4,345
Total	$29,234	$28,897

	December 31, 2016
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$2,000	$1,998
After one year through five years	39,906	39,561
	41,906	41,559
Certificates of Deposit
After three months through one year	500	500
Mortgage-Backed Securities	10,536	10,631
Total	$52,942	$52,690

There were no securities pledged at December 31, 2017 and December 31, 2016.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses

Loans at December 31, 2017 and 2016 are summarized as follows:

	December 31,	December 31,
	2017	2016
Mortgage loans:
1-4 family residential
Investor-Owned	$287,158	$227,409
Owner-Occupied	100,854	97,631
Multifamily residential	188,550	158,200
Nonresidential properties	151,193	121,500
Construction and land	67,240	30,340
Nonmortgage loans:
Business loans	12,873	15,719
Consumer loans	886	843
	808,754	651,642
Net deferred loan origination costs	1,020	711
Allowance for losses on loans	(11,071)	(10,205)
Loans, net	$798,703	$642,148

The Company's lending activities are conducted principally in New York City. The Company primarily grants loans secured by real estate to individuals and businesses. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrowers' ability to generate continuing cash flows..  The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit up to 75% of the market value of the collateral at the date of the credit extension, depending on the borrowers' creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

For disclosures related to the allowance for loan losses and credit quality, the Company does not have any disaggregated classes of loans below the segment level.

Credit-Quality Indicators: The Company utilizes internally assigned risk ratings as its credit-quality indicators, which are reviewed by management on a quarterly basis.

The objectives of the Company’s risk-rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for loan losses.

Below are the definitions of the Company's internally assigned risk ratings:

Strong Pass – Loans to new or existing borrowers collateralized at least 90 percent by an unimpaired deposit account at the Company.

Good Pass – A loan to a well-established, new or existing borrower in excellent financial condition with strong liquidity and a history of consistently high level of earnings, cash flow and debt service capacity.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

Satisfactory Pass – Loan to a new or existing borrower of average strength with acceptable financial condition, satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.

Performance Pass – New or existing loans evidencing less than average strength, financial condition, record of earnings, or projected cash flows with which to service debt.

Special Mention – Loans in this category are currently protected but show one or more potential weakness and risks which may inadequately protect the Company’s credit position or borrower’s ability to meet repayment terms at some future date if the weakness is not checked or corrected.

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any.  Loans in this category have well defined weaknesses and risks that jeopardize the repayment.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following tables present credit risk ratings by loan segment as of December 31, 2017 and 2016:

	December 31, 2017
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$370,629	$188,030	$148,253	$59,914	$12,726	$886	$780,438
Special mention	4,667	—	—	650	—	—	5,317
Substandard	12,716	520	2,940	6,676	147	—	22,999
Doubtful	—	—	—	—	—	—	—
Total	$388,012	$188,550	$151,193	$67,240	$12,873	$886	$808,754

	December 31, 2016
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$313,345	$158,200	$117,467	$24,316	$15,697	$843	$629,868
Special mention	2,549	—	—	—		—	2,549
Substandard	9,146	—	4,033	6,024	22	—	19,225
Doubtful	—	—	—	—	—	—	—
Total	$325,040	$158,200	$121,500	$30,340	$15,719	$843	$651,642

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of December 31, 2017 and 2016, is as follows:

	December 31, 2017
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$285,485	$1,201	$—	$472	$287,158	$2,178	$7
Owner-Occupied	96,878	585	—	3,391	100,854	5,317	—
Multifamily	188,504	46	—	—	188,550	521	—
Nonresidential properties	149,300	11	—	1,882	151,193	2,170	—
Construction and land	67,240	—	—	—	67,240	1,075	—
Nonmortgage Loans:
Business	12,583	239	—	51	12,873	147	—
Consumer	886	—	—	—	886	—	—
Total	$800,876	$2,082	$—	$5,796	$808,754	$11,408	$7

	December 31, 2016
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$224,368	$2,716	$—	$325	$227,409	$2,049	$—
Owner-Occupied	92,778	2,562	557	1,734	97,631	2,109	—
Multifamily	157,381	819	—	—	158,200	—	—
Nonresidential properties	119,465	41	—	1,994	121,500	2,397	—
Construction and land	30,340	—	—	—	30,340	1,145	—
Nonmortgage Loans:
Business	15,672	25	—	22	15,719	22	—
Consumer	843	—	—	—	843	—	—
Total	$640,847	$6,163	$557	$4,075	$651,642	$7,722	$—

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related investment in loans as of December 31, 2017 and 2016, respectively.

	For the Year Ended December 31, 2017

	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Provision charged to expense	544	(578)	402	95	588	676	(11)	—	1,716
Losses charged-off	—	—	—	—	—	(1,423)	(6)	—	(1,429)
Recoveries	25	176	2	9	2	359	6	—	579
Balance, end of period	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Ending balance: individually evaluated for impairment	$506	$375	$—	$39	$—	$2	$—	$—	$922
Ending balance: collectively evaluated for impairment	3,210	1,027	3,109	1,385	1,205	207	6	—	10,149
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Loans:
Ending balance: individually evaluated for impairment	$8,738	$10,074	$520	$4,128	$1,075	$625	$—	$—	$25,160
Ending balance: collectively evaluated for impairment	278,420	90,780	188,030	147,065	66,165	12,248	886	—	783,594
Total	$287,158	$100,854	$188,550	$151,193	$67,240	$12,873	$886	$—	$808,754

	For the Year Ended December 31, 2016

	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$2,842	$2,127	$1,994	$1,298	$502	$709	$12	$—	$9,484
Provision charged to expense	325	(465)	713	13	193	(845)	9	—	(57)
Losses charged-off	(38)	—	(3)	—	(85)	—	(13)	—	(139)
Recoveries	18	142	1	9	5	733	9	—	917
Balance, end of period	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Ending balance: individually evaluated for impairment	$383	$719	$—	$261	$—	$10	$—	$—	$1,373
Ending balance: collectively evaluated for impairment	2,764	1,085	2,705	1,059	615	587	17	—	8,832
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Loans:
Ending balance: individually evaluated for impairment	$8,471	$9,385	$—	$6,459	$1,145	$615	$—	$—	$26,075
Ending balance: collectively evaluated for impairment	218,938	88,246	158,200	115,041	29,195	15,104	843	—	625,567
Total	$227,409	$97,631	$158,200	$121,500	$30,340	$15,719	$843	$—	$651,642

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2015
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of year	$2,727	$2,277	$1,669	$1,529	$504	$732	$11	$—	$9,449
Provision charged to expense	204	(20)	582	(243)	75	(247)	2	—	353
Losses charged-off	(142)	(140)	(257)	(19)	(77)	—	(8)	—	(643)
Recoveries	53	10	-	31	-	224	7	—	325
Balance, end of year	$2,842	$2,127	$1,994	$1,298	$502	$709	$12	$—	$9,484
Ending balance: individually evaluated for impairment	$386	$782	$—	$277	$—	$1	$—	$—	$1,446
Ending balance: collectively evaluated for impairment	2,456	1,345	1,994	1,021	502	708	12	—	8,038
Unallocated	—	—	—	—	—	—	—	—	—
Total	$2,842	$2,127	$1,994	$1,298	$502	$709	$12	$—	$9,484
Loans:
Ending balance: individually evaluated for impairment	$10,797	$10,463	$—	$6,671	$637	$826	$—	$—	$29,394
Ending balance: collectively evaluated for impairment	193,134	95,743	122,836	99,791	22,246	13,524	788	—	548,062
Total	$203,931	$106,206	$122,836	$106,462	$22,883	$14,350	$788	$—	$577,456

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

The following information relates to impaired loans as of and for the years ended December 31, 2017, 2016 and 2015:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$20,036	$10,651	$8,161	$18,812	$506	$18,512	$890
Multifamily	533	520	—	520	375	166	—
Nonresidential properties	4,729	3,633	495	4,128	—	5,231	166
Construction and land	1,233	1,075	—	1,075	39	1,042	—
Nonmortgage Loans:
Business	667	529	96	625	2	594	24
Consumer	—	—	—	—	—	—	—
Total	$27,198	$16,408	$8,752	$25,160	$922	$25,545	$1,080

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2016	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$19,367	$7,507	$10,349	$17,856	$1,102	$20,131	$722
Multifamily	—	—	—	—	—	309	—
Nonresidential properties	7,096	3,897	2,562	6,459	261	6,541	235
Construction and land	1,241	1,145	—	1,145	—	912	—
Nonmortgage Loans:
Business	672	605	10	615	10	748	24
Consumer	—	—	—	—	—	—	—
Total	$28,376	$13,154	$12,921	$26,075	$1,373	$28,641	$981

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2015	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$23,060	$11,025	$10,235	$21,260	$1,169	$24,797	$993
Multifamily	—	—	—	—	—	1,544	2
Nonresidential properties	7,264	4,028	2,643	6,671	277	6,595	302
Construction and land	662	637	—	637	—	931	45
Nonmortgage Loans:
Business	891	755	71	826	1	993	44
Consumer	—	—	—	—	—	2	3
Total	$31,877	$16,445	$12,949	$29,394	$1,447	$34,862	$1,389

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

As of and for the year ended December 31, 2017, there was one loan that was restructured as a TDR. As of and for the year ended December 31, 2016, there were no loans restructured as TDRs.  For the years ended December 31, 2017 and 2016, there were no outstanding TDR loans that had a payment default within 12 months following its modification.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2017			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$176	$176	—	$—
Total	1	$176	$176	—	$—
Combination of rate, maturity, other	1	$176	$176	—	$—
Total	1	$176	$176	—	$—

At December 31, 2017, there were 49 troubled debt restructured loans, included in impaired loans, of $18,371.  At December 31, 2016, there were 58 troubled debt restructured loans, included in impaired loans, of $21,021. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans which aggregated $921 and $1,373 at December 31, 2017 and December 31, 2016, respectively.

Note 5. Premises and Equipment

A summary of premises and equipment at December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Land	$3,979	$3,979
Buildings and improvements	15,972	15,972
Leasehold improvements	20,973	19,280
Furniture, fixtures and equipment	4,875	3,799
	45,799	43,030
Less accumulated depreciation and amortization	(18,627)	(17,002)
	$27,172	$26,028

Depreciation and amortization expense amounted to $1,625, $1,679 and $1,817 for the years ended December 31, 2017 2016, and 2015, respectively, and are included in occupancy expense in the accompanying consolidated statements of income (loss).

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 6. Deposits

Deposits at December 31, 2017 and 2016 are summarized as follows:

	December 31,
	2017	2016
Demand	$103,001	$78,792
Interest-bearing deposits:
NOW/IOLA accounts	27,758	25,692
Money market accounts	46,497	42,788
Savings accounts	126,668	127,085
Total NOW, money market, and savings	200,923	195,565
Certificates of deposit of $250K or more	80,300	90,267
All other certificates of deposit	329,761	278,454
Total certificates of deposit	410,061	368,721
Total interest-bearing deposits	610,984	564,286
Total deposits	$713,985	$643,078

At December 31, 2017, scheduled maturities of certificates of deposit were as follows:

December 31,
2018	$161,098
2019	82,820
2020	52,173
2021	73,084
2022	40,886
$410,061

Overdrawn deposit accounts that have been reclassified to loans amounted to $174 and $149 as of December 31, 2017 and 2016, respectively.

Note 7. Borrowings

FHLB Advances: The Bank is a member of the Federal Home Loan Bank of New York. At December 31, 2017, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $16,400 and $3,000 of outstanding advances from the FHLB on term basis and an overnight line of credit basis at December 31, 2017 and 2016, respectively.  The Bank also had a guarantee from the FHLB through a standby letter of credit of $6,614 and $3,583 at December 31, 2017 and 2016, respectively.  Additionally, the Bank had an unsecured fed funds line in the amount of $22,000 with a correspondent bank, of which $20,000 was outstanding at December 31, 2017.

Borrowed funds at December 31, 2017 and 2016 consist of FHLB and correspondent bank advances and are summarized by maturity and call date below:

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 7. Borrowings (Continued)

	December 31,			December 31,
	2017			2016
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
FHLB Overnight line of credit advance	$—	$—	—%	$3,000	$3,000	0.78%

Correspondent Bank Overnight line of credit advance	20,000	20,000	1.64	—	—	—

FHLB Term advances ending December 31:
2020	1,400	1,400	2.11	—	—	—
2021	3,000	3,000	1.84	—	—	—
2022	5,000	5,000	1.97	—	—	—
2023	7,000	7,000	2.12	—	—	—
	$36,400	$36,400	1.81%	$3,000	$3,000	—%

Interest expense on advances totaled $210, $8, and $44 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the Bank has eligible collateral of approximately $66,254 and $164,843, respectively, in mortgage loans available to secure advances from the FHLB.

Securities Sold under Agreement to Repurchase: At December 31, 2017 and 2016, the Bank had the ability to borrow up to $25,000 under repurchase agreements with three brokers. The Bank had no securities sold under repurchase agreements with brokers as of December 31, 2017 and 2016, respectively. Interest expense on securities sold under repurchase agreements totaled $0, $0 and $0 for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 8. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2017, 2016, and 2015 consists of the following:

	For the Years Ended December 31,
	2017	2016	2015
Federal:
Current	$1,062	$642	$91
Deferred	24	387	1,090
	1,086	1,029	1,181
State and local:
Current	402	237	122
Deferred	(1,670)	(754)	(722)
	(1,268)	(517)	(600)
Changes in valuation allowance	1,606	493	734
Provision (benefit) for income taxes	$1,424	$1,005	$1,315

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% for 2017, 2016, and 2015 to income before income taxes as a result of the following:

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 8. Income Taxes (Continued)

	For the Years Ended December 31,
	2017	2016	2015
Income tax, at federal rate	$(1,007)	$826	$1,303
State and local tax, net of federal taxes	(1,340)	(341)	(395)
Valuation allowance, net of the federal benefit	1,606	493	734
Expense (benefit) due to enactment of federal tax reform	2,113	—	—
Other	52	27	(327)
	$1,424	$1,005	$1,315

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate income tax rate from 34% to 21%, but eliminates or increases certain permanent differences.  As of the date of enactment, the Company has adjusted its deferred tax assets and liabilities for the new statutory rate, which resulted in a $2,113 income tax expense for the year ended December 31, 2017.

On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date.  SAB 118 allows for a measurement period, not to extend beyond one year from the Act’s enactment date, to complete the necessary accounting.

We recorded provisional amounts of deferred income taxes using reasonable estimates in two areas where the information necessary to complete the accounting was not available, prepared, or analyzed: 1) Our deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Act which allows for full expensing of qualified property purchased and placed into service after September 27, 2017; and 2) Our deferred tax asset for temporary differences associated with accrued compensation is awaiting final determinations of amounts that will be paid and deducted on the 2017 income tax returns.

In a third area, we made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million. As of the report filing date, there is uncertainty regarding how the newly-enacted rules in this area apply to existing contracts. Consequently, we are seeking further clarification of these matters before completing our analysis.

We will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will impact the Company's tax liability in future years.

Management has determined that it is not required to establish a valuation allowance against any other deferred tax asset in accordance with GAAP since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

At December 31, 2017 and 2016, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 8. Income Taxes (Continued)

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	At December 31,
	2017	2016
Deferred tax assets:
Allowance for losses on loans	$3,444	$4,352
Pension obligations	2,402	3,134
Interest on nonaccrual loans	415	525
Unrealized loss on available-for-sale securities	72	86
Amortization of intangible assets	120	219
Deferred rent payable	194	212
Net Operating Losses	2,444	1,340
Charitable contribution carryforward	1,840	—
Other	162	20
Total gross deferred tax assets	11,093	9,888
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,134	4,313
Depreciation and amortization of premises and equipment	601	426
Deferred loan fees	317	303
Other	18	17
Total gross deferred tax liabilities	4,070	5,059
Valuation allowance	3,114	1,450
Net deferred tax assets	$3,909	$3,379

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

	For the Years Ended December 31,
	2017	2016	2015
Equity	$746	$260	$320
Operations	(1,276)	126	1,086
	$(530)	$386	$1,406

Note 9. Compensation and Benefit Plans

Defined Benefit Plan:

Effective January 1, 2007, the noncontributory defined benefit pension plan (the “Old Pension Plan”) of the Company was frozen and replaced with a qualified defined contribution plan (the “401(k) Plan”) as noted in more detail below. The Old Pension Plan covered substantially all employees. Employees were eligible to participate after one year of service. Normal retirement age was 65, with an early retirement provided for at age 55. The Old Pension Plan was effectively frozen on May 31, 2007 (the curtailment date) and this resulted in an actuarial reassessment of the Old Pension Plan’s future estimated obligations. All participants that are presently vested with the Old Pension Plan will remain in the Old Pension Plan and will receive the full accrued benefit, as defined, upon retirement, in accordance with the plan document.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

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

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of December 31, 2017 and 2016 using a measurement date as of December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Projected benefit obligation	$(15,883)	$(14,142)
Fair value of plan assets	14,732	15,038
Funded status	$(1,151)	$896
Accumulated benefit obligation	$(15,883)	$(14,142)

	December 31,
	2017	2016
Changes in benefit obligation:
Beginning of period	$14,142	$14,903
Service cost	39	39
Interest cost	581	615
2017 interest rate change	1,338	—
2017 mortality change	1,906	—
(Gain)/ Loss	(1,345)	(523)
Administrative cost	(39)	(39)
Benefits paid	(739)	(853)
End of period	$15,883	$14,142

	December 31,
	2017	2016
Changes in plan assets:
Fair value of plan assets, beginning of year	$15,038	$14,553
Actual return on plan assets	472	507
Employer contributions	—	870
Plan participant contributions	—	—
Benefits paid	(739)	(853)
Administrative expenses paid	(39)	(39)
Fair value of plan assets, end of year	$14,732	$15,038

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, consisted of the following components at December 31, 2017 and 2016:

	December 31,
	2017	2016
Net loss	$(11,224)	$(9,217)

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

The components of net periodic benefit cost are as follows for the years ended December 31, 2017, 2016, and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Service cost	$39	$39	$35
Interest cost	581	615	584
Expected return on plan assets	(839)	(848)	(818)
Amortization of prior service cost	25	25	25
Amortization of (gain)/loss	234	248	238
Net periodic benefit cost	$40	$79	$64

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Discount rate	3.50%	4.25%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at December 31, 2017 and 2016 was $14,696 and $15,296, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Employer contributions and benefit payments for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Employer contribution	$—	$870
Benefits paid	$739	$853

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

Employee benefit payments expected to be paid in the future are as follows:

Year ending December 31,
2018	$735
2019	736
2020	714
2021	695
2022	700
Thereafter	3,307
$6,887

401(k) Plan:

Following is a summary of the provisions of the 401(k) Plan:

On January 1, 2007, a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. Contributions were approximately $317 and $339 for the years ended December 31, 2017 and 2016.

Employee Stock Ownership Plan:

In connection with the reorganization, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees.  The ESOP borrowed $7,238 from the Company sufficient to purchase 723,751 shares (approximately 3.92% of the common stock sold in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal.  The loan is expected to be repaid over a period of 15 years.  Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective period are recognized, and the shares become outstanding for earnings per share computations.

	Shares	Amount
Balance, beginning of year	—	$—
New shares purchased	723,751	7,238
Shares released to participants	48,250	483
Shares allocated to participants	—	—
Balance, end of year	675,501	$6,755

At December 31, 2017, we had $6,712 outstanding of funds borrowed for the ESOP.  We recognized $526 in compensation expense and $52 in interest expense, for the year ended December 31, 2017.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 10. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

For the Period September 29, through December 31,2017
Net Income (loss) for the period September 29 through December 31, 2017	$(2,864)

Shares Outstanding for basic EPS:
Weighted Average shares outstanding:	18,463,028
Less: Weighted Average Unallocated Employee Stock Ownership Plan (ESOP) shares:	723,232
Basic weighted shares outstanding	17,739,796
Basic earnings per share	(0.16)
Dilutive potential common shares:	—
Diluted weighted average shares outstanding	17,739,796

Diluted earnings per share	$(0.16)

Note 11. Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at December 31, 2017 and December 31, 2016 are as follows:

	December 31,
	2017	2016
Commitments to grant mortgage loans	$54,423	$33,813
Unfunded commitments under lines of credit	33,641	27,404
Standby letters of credit	6,734	2,487
	$94,798	$63,704

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 11. Commitments, Contingencies and Credit Risk (Continued)

Unfunded Commitments Under Lines of Credit: Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extension of credit to existing customers. These lines of credit are both uncollateralized and usually contain a specified maturity date and, ultimately, may not be drawn upon to the total extent to which the Company is committed.

Standby Letters of Credit: Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are largely cash secured.

Concentration by Geographic Location: Loans, commitments to extend credit and standby letters of credit have been granted to customers who are located primarily in New York City. The majority of such loans most often are secured by one-to-four family residential. The loans are expected to be repaid from the borrowers' cash flows.

Lease Commitments: At December 31, 2017, there are noncancelable operating leases for office space that expire on various dates through 2033. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes.  Net rental expenses under operating leases, included in occupancy expense, totaled $1,488 , $1,393, and $1,334 for the years ended December 31, 2017,  2016, and 2015, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2017 is as follows:

Year Ending December 31,
2018	$1,200
2019	1,170
2020	1,204
2021	1,240
2022	1,145
Thereafter	7,785
$13,744

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Regulatory Agreement: In July 2013, Ponce De Leon Federal Bank, predecessor to Ponce Bank and a subsidiary of the Company, entered into a formal written agreement (the “Supervisory Agreement”) with the OCC which required Ponce De Leon Federal Bank to take certain actions related to its management and operations, including internal controls. Ponce De Leon Federal Bank achieved full compliance with all articles of the formal written agreement.  As a result, the OCC terminated its enforcement action with Ponce De Leon Federal Bank as of May 25, 2016.

Note 12. Fair Value

The following fair value hierarchy is used based on the lowest level of input significant to the fair value measurement. There are three levels of inputs that may be used to measure fair values:

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

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

Available-for-Sale Securities: These financial instruments are recorded at fair value in the consolidated financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (e.g., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities. There were no changes in valuation techniques used to measure similar assets 2017 and 2016.

FHLB Stock: The carrying value of FHLB stock approximates fair value since the Company can redeem such stock with FHLB at carrying amount.  As a member of the FHLB, we are required to purchase this stock, which we carry at cost and classify as restricted equity securities.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,552	$—	$24,552	$—
Mortgage-Backed Securities:
FNMA Certificates	1,103	—	1,103	—
GNMA Certificates	3,242	—	3,242	—
	$28,897	$—	$28,897	$—

		December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$41,559	$—	$41,559	$—
Certificates of Deposit	500	—	500	—
Mortgage-Backed Securities:
FHLMC Certificates	216	—	216	—
FNMA Certificates	3,606	—	3,606	—
GNMA Certificates	6,809	—	6,809	—
	$52,690	$—	$52,690	$—

Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2017 and December 31, 2016 and indicate the fair value hierarchy utilized to determine the fair value:

December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$25,160	$—	$—	$25,160
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$26,075	$—	$—	$26,075
Loans held for sale	$2,143	$—	$2,143	$—
Other real estate owned	$—	$—	$—	$—

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2017 and 2016, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

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

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other savings association holding companies may not be meaningful.

As of the years ended December 31, 2017 and 2016, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
December 31, 2017	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$59,724	$59,724	$—	$—	$59,724
Investment securities	28,897	—	28,897	—	28,897
Loans receivable, net	798,703	—	—	813,160	813,160
Accrued interest receivable	3,335	—	3,335	—	3,335
FHLB stock	1,511	1,511	—	—	1,511
Pension plan asset	14,735	—	—	14,696	14,696
Financial liabilities:
Deposits:
Demand deposits	103,001	103,001	—	—	103,001
Interest-bearing deposits	200,923	200,923	—	—	200,923
Certificates of deposit	410,061	—	414,902	—	414,902
Advance payments by borrowers for taxes and insurance	5,025	—	5,025	—	5,025
Advances	36,400	36,400	—	—	36,400
Accrued interest payable	42	—	42	—	42

December 31, 2016
Financial assets:
Cash and cash equivalents	$11,716	$11,716	$—	$—	$11,716
Investment securities	52,690	—	52,690	—	52,690
Loans held for sale	2,143	—	2,143	—	2,143
Loans receivable, net	642,148	—	—	660,706	660,706
Accrued interest receivable	2,707	—	2,707	—	2,707
FHLB stock	964	964	—	—	964
Pension plan asset	15,038	—	—	15,296	15,296
Financial liabilities:
Deposits:
Demand deposits	78,792	78,792	—	—	78,792
Interest-bearing deposits	195,565	195,565	—	—	195,565
Certificates of deposit	368,721	—	368,721	—	368,721
Advance payments by borrowers for taxes and insurance	3,882	—	3,882	—	3,882
Advances	3,000	3,000	—	—	3,000
Accrued interest payable	28	—	28	—	28

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2017 and 2016.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

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

Note 13. Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the OCC, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined). Management believes that, as of December 31, 2017 and December 31, 2016, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.  The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The applicable capital buffer was 12.7% at December 31, 2017 and 11.2% at December 31, 2016.

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

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2017 and December 31, 2016 as compared to regulatory requirements are as follows:

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 13. Regulatory Capital Requirements (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$181,196	26.57%	$54,557	8.00%	$68,196	10.00%
Tier 1 Capital to Risk-Weighted Assets	172,603	25.31%	40,917	6.00%	54,557	8.00%
Common Equity Tier 1 Capital Ratio	172,603	25.31%	30,688	4.50%	44,327	6.50%
Tier 1 Capital to Total Assets	172,603	20.02%	34,486	4.00%	43,108	5.00%

Ponce Bank
Total Capital to Risk-Weighted Assets	$141,120	20.73%	$54,447	8.00%	$68,059	10.00%
Tier 1 Capital to Risk-Weighted Assets	132,577	19.48%	40,835	6.00%	54,447	8.00%
Common Equity Tier 1 Capital Ratio	132,577	19.48%	30,626	4.50%	44,238	6.50%
Tier 1 Capital to Total Assets	132,577	14.67%	36,152	4.00%	45,190	5.00%

December 31, 2016
Ponce Bank
Total Capital to Risk-Weighted Assets	$106,190	19.21%	$44,217	8.00%	$55,271	10.00%
Tier 1 Capital to Risk-Weighted Assets	99,240	17.96%	33,163	6.00%	44,217	8.00%
Common Equity Tier 1 Capital Ratio	99,240	17.96%	24,872	4.50%	35,926	6.50%
Tier 1 Capital to Total Assets	99,240	13.32%	29,805	4.00%	37,256	5.00%

Note 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2017
	December 31, 2016	Current Year Change	December 31, 2017
Unrealized losses on securities available for sale, net	$(166)	$(55)	$(221)
Unrealized losses on pension benefits, net	(6,084)	(1,546)	(7,630)
Total	$(6,250)	$(1,601)	$(7,851)

	December 31, 2016
	December 31, 2015	Current Year Change	December 31, 2016
Unrealized gains (losses) on securities available for sale, net	$(370)	$204	$(166)
Unrealized gains (losses) on pension benefits, net	(6,385)	301	(6,084)
Total	$(6,755)	$505	$(6,250)

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 15. Transactions with Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2017, 2016, and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,573	$1,728	$397
Originations	—	—	1,494
Payments	(222)	(155)	(163)
Ending balance	$1,351	$1,573	$1,728

The Company held deposits in the amount of $5,959 and $6,856 from officers and directors at December 31, 2017 and December 31, 2016, respectively.

Note 16. Parent Company Only Financial Statements

The following are the financial statements of the Parent as of and for the year ended December 31, 2017. The Parent was established as of September 29, 2017, therefore prior period financial information is not available.

ASSETS	December 31, 2017
Cash and cash equivalents	$32,060
Investment in Ponce Bank	39,272
Loan receivable - ESOP	6,712
Other assets	1,349
Total assets	$79,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities and accrued expenses	62
Stockholders' Equity	79,331
Total liabilities and stockholders' equity	$79,393

For the Year Ended
December 31, 2017
Interest on ESOP loan	$53
Contribution to Ponce De Leon Foundation	6,293
Income before income tax (benefit)	(6,240)
Income tax (benefit)	(1,287)
Equity in undistributed earnings of Ponce Bank	1,523
Net income (loss)	$(3,430)

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Dollars in thousands, unless otherwise stated)

Note 16. Parent Company Only Financial Statements (Continued)

For the Year Ended
December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(3,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(1,523)
Contribution to Ponce De Leon Foundation	6,093
Deferred tax expense	(1,261)
Net decrease (increase) in accrued interest receivable	—
Increase in other assets	(88)
Net increase in other liabilities	62
Net cash used in operating activities	(147)
Cash Flows from Investing Activities:
Investment in Ponce Bank	(39,272)
Repayment of ESOP Loan	526
Net cash used in investing activities	(38,746)
Cash Flows from Financing Activities:
Issuance of common stock	78,191
Purchase of shares by ESOP	(7,238)
Net cash provided by financing activities	70,953
Net increase in cash and cash equivalents	32,060
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$32,060

Note 17. Quarterly Financial Information (unaudited)

In thousands of dollars except per share amounts	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income	$8,477	$8,348	$8,083	$7,298	$7,016	$6,879	$6,742	$7,168
Provision for loan losses	1,219	238	207	52	139	115	235	(546)
Net interest income after provision for loan losses	7,258	8,110	7,876	7,246	6,877	6,764	6,507	7,714
Non-interest income	694	768	884	758	582	637	671	541
Non-interest expense	8,736	13,730	6,995	7,096	7,061	6,880	6,965	6,957
Income (loss) before taxes	(784)	(4,852)	1,765	908	398	521	213	1,298
Income tax expense	2,081	(1,643)	641	345	159	239	117	490
Net Income (Loss)	$(2,865)	$(3,209)	$1,124	$563	$239	$282	$96	$808

Basic earnings per share	$(0.16)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Diluted earnings per share	$(0.16)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Weighted average common shares (basic and diluted)	17,739,796	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation.

The “Proposal I - Executive Compensation” section of the 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities of Principal Holders” section of the 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Proposal I – Election of Directors - Transactions with Certain Related Persons”, “- Board Independence” and “-Meetings and Committees of the Board of Directors” sections of the Company’s 2018 Proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the  2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)Report of Independent Registered Public Accounting Firm

(B)Consolidated Statements of Financial Condition as of  December 31, 2017 and 2016

(C)Consolidated Statements of Income (Loss) for the Years ended December 31, 2017, 2016, and 2015

(D)Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2017, 2016,               and 2015

(E)Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2017, 2016, and 2015

(F)Consolidated Statements of Cash Flows for the Years ended December 31, 2017, 2016, and 2015

(G)Notes to the Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

None.

(a)(3)Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Charter of PDL Community Bancorp (attached as Exhibit 3.1 to the Registrant’s amendment No. 1 to the Form S-1 (File No. 333-217275) filed with the Commission on May 22, 2017).
3.2	Bylaws of PDL Community Bancorp (attached as Exhibit 3.2 to the Registrant’s amendment No. 2 to the Form S-1 (File No. 333-217275) filed with the Commission on July 27, 2017).
4.1

Form of Common Stock Certificate of PDL Community Bancorp (attached as Exhibit 4.1 to the Registrant’s amendment  No. 2 to the Form S-1 (File No, 333-217275) filed with the Commission on July 27, 2017).

10.1	Ponce Bank Employee Stock Ownership Plan (attached as Exhibit 10.1 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).
10.2	Ponce Bank ESOP Equalization Plan (attached as Exhibit 10.2 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).
10.3	Ponce De Leon Federal Deferred Compensation Plan (attached as Exhibit 10.3 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).
10.4

Employment  Agreement, dated as of March 23, 2017, by and between Ponce de Leon Federal Bank and Carlos P. Naudon (attached as Exhibit 10.4 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.5

Form of Employment Agreement to be entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Carlos P. Naudon (attached as Exhibit 10.5 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.6

Employment  Agreement, dated March 23, 2017, by and between Ponce De Leon Federal Bank and Steven Tsavaris (attached as Exhibit 10.6 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.7

Form of Employment Agreement to be entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Steven Tsavaris (attached as Exhibit 10.7 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.8

Employment Agreement, dated March 31, 2017, by and between Ponce De Leon Federal Bank and Frank Perez (attached as Exhibit 10.8 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.9

Form of Employment Agreement to be entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Frank Perez (attached as Exhibit 10.9 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

21.1	Subsidiaries of the Registrant (attached as Exhibit 21.1 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: April 2, 2018	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	April 2, 2018
Carlos P. Naudon

/s/ Frank Perez	Executive Vice President and Chief Financial Officer	April 2, 2018
Frank Perez

/s/ Steven A. Tsavaris	Director	April 2, 2018
Steven A. Tsavaris

/s/ James Demetriou	Director	April 2, 2018
James Demetriou

/s/ William Feldman	Director	April 2, 2018
William Feldman

/s/ Julio Gurman	Director	April 2, 2018
Julio Gurman

/s/ Manuel Romero	Director	April 2, 2018
Manuel Romero

/s/ Nick Lugo	Director	April 2, 2018
Nick Lugo