Form 10-Q
period 2018-03-31
PDL Community Bancorp
filed 2018-05-14
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, the registrant had 18,463,028 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2018 and December 31, 2017

(Dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks (Note 2):
Cash	$6,570	$24,746
Interest-bearing deposits in banks	52,409	34,978
Total cash and cash equivalents	58,979	59,724
Available-for-sale securities, at fair value (Note 3)	28,422	28,897
Loans receivable, net (Note 4)	823,014	798,703
Accrued interest receivable	3,202	3,335
Premises and equipment, net (Note 5)	27,684	27,172
Federal Home Loan Bank Stock (FHLB), at cost	1,673	1,511
Deferred tax assets (Note 8)	3,801	3,909
Other assets	2,848	2,271
Total assets	$949,623	$925,522
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$752,267	$713,985
Accrued interest payable	61	42
Advance payments by borrowers for taxes and insurance	6,999	5,025
Advances from the Federal Home Loan Bank and others (Note 7)	20,000	36,400
Other liabilities	4,582	5,285
Total liabilities	783,909	760,737
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and outstanding	185	185
Additional paid-in-capital	84,419	84,351
Retained earnings	95,796	94,855
Accumulated other comprehensive loss (Note 14)	(8,052)	(7,851)
Unearned compensation - ESOP; 663,438 shares (Note 9)	(6,634)	(6,755)
Total stockholders' equity	165,714	164,785
Total liabilities and stockholders' equity	$949,623	$925,522

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Interest and dividend income:
Interest on loans receivable	$10,386	$8,592
Interest and dividends on investment securities and FHLB stock	324	202
Total interest and dividend income	10,710	8,794
Interest expense:
Interest on certificates of deposit	1,750	1,316
Interest on other deposits	185	151
Interest on borrowings	98	29
Total interest expense	2,033	1,496
Net interest income	8,677	7,298
Provision for loan losses (Note 4)	94	52
Net interest income after provision for loan losses	8,583	7,246
Noninterest income:
Service charges and fees	223	229
Brokerage commissions	96	118
Late and prepayment charges	211	211
Other	355	200
Total noninterest income	885	758
Noninterest expense:
Compensation and benefits	4,458	3,829
Occupancy expense	1,491	1,425
Data processing expenses	408	448
Direct loan expenses	155	195
Insurance and surety bond premiums	89	82
Office supplies, telephone and postage	300	254
FDIC deposit insurance assessment	68	66
Other operating expenses	1,290	797
Total noninterest expense	8,259	7,096
Income before income taxes	1,209	908
Provision for income taxes (Note 8)	268	345
Net income	$941	$563
Earnings per share for the period January1, 2018 to March 31, 2018: (Note 10)
Basic	$0.05	N/A
Diluted	$0.05	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2018 and 2017

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$941	$563
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gain (losses)	(169)	(91)
Income tax effect	(10)	30
Unrealized gains (losses) on securities, net of tax	(179)	(61)
Pension benefit liability adjustment:
Net gain (loss) during the period	(34)	(31)
Income tax effect	12	11
Pension liability adjustment, net of tax	(22)	(20)
Total other comprehensive income (loss), net of tax	(201)	(81)
Total comprehensive income	$740	$482

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands, except share data)

					Accumulated	Unallocated
			Additional		Other	Common
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2016	—	$—	$—	$99,242	$(6,250)	$—	$92,992
Net income	—	—	—	563	—	—	563
Other comprehensive loss, net of tax	—	—	—	—	(81)	—	(81)
Balance, March 31, 2017 (Unaudited)	—	$—	$—	$99,805	$(6,331)	$—	$93,474

Balance, December 31, 2017	18,463,028	$185	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	941	—	—	941
Other comprehensive loss, net of tax	—	—	—	—	(201)	—	(201)
ESOP shares committed to be released (12,063 shares)	—	—	68	—	—	121	189
Balance, March 31, 2018 (Unaudited)	18,463,028	$185	$84,419	$95,796	$(8,052)	$(6,634)	$165,714

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$941	$563
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net	4	7
Gain on sale of loans	(142)	—
Provision for loan losses	94	52
Depreciation and amortization	417	404
Deferred income taxes	109	43
ESOP compensation	189	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	133	(42)
Increase in other assets	(577)	(1,036)
Increase (decrease) in accrued interest payable	19	(2)
Net increase in other liabilities	1,238	2,956
Net cash provided by operating activities	2,425	2,945
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	—	2,760
Purchases of FHLB Stock	(162)	(3,883)
Proceeds from maturities, calls and principal repayments on available-for-sale securities	302	655
Proceeds from sales of loans	2,992	—
Net increase in loans	(27,255)	(35,430)
Purchases of premises and equipment	(929)	(63)
Net cash used in investing activities	(25,052)	(35,961)

Cash Flows From Financing Activities:
Net increase in deposits	38,282	12,804
Proceeds from advances	3,600	50,000
Repayments of advances	(20,000)	(25,000)
Net cash provided by financing activities	21,882	37,804
Net (decrease) increase in cash and cash equivalents	(745)	4,788
Cash and Cash Equivalents:
Beginning	59,724	11,716
Ending	$58,979	$16,504
Supplemental Disclosures:
Cash paid during the period:
Interest	$2,012	$1,498
Income taxes	$225	$77

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The unaudited interim Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Interim Financial Statements:  The interim consolidated financial statements at March 31, 2018, and for the three months ended March 31, 2018 and 2017 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2018, or any other period.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

A loan is moved to nonaccrual status in accordance with the Bank’s policy typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due.  Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful.  All nonaccrual loans are considered impaired loans.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

As of March 31, 2018 and December 31, 2017, there are no liabilities recorded related to uncertain tax positions. Income tax returns filed for years before 2014 are no longer subject to income tax examinations by U.S. federal, state or local tax authorities.

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

Employee Benefit Plans:  The Company maintains Ponce Bank’s 401(K) Plan, the noncontributory defined benefit plan, as well as, the Supplemental Executive Retirement Plans (the “SERP’s).  The noncontributory defined benefit pension plan was effectively frozen on May 31, 2007. The funding policy is to contribute annually the amounts sufficient to meet the minimum funding standards established by the Employee Retirement Income Security Act (“ERISA”) and such additional amounts as determined by management based on actuary recommendations.

Employee Stock Ownership Plan:  Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned ESOP shares at the average fair market value of the shares during the year and the shares become outstanding for earnings per share computations.  Compensation expense is recognized ratably over the service period based upon management’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital. Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income and other comprehensive income (loss), which are both recognized as separate components of equity.  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit plan.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Earnings Per Share (“EPS”):  Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period less unallocated ESOP shares.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to nonpublic companies.  As of March 31, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance reportedly is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public business entities.  As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.   The Bank’s primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance.  As a result, the adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.  However, the Company will continue to monitor developments and additional guidance up to the effective date of these amendments.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB reported that the main objective in developing this new ASU was to enhance the reporting model for financial instruments, to provide users of financial statements with more useful information. The update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It addresses the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and form of financial asset and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases six branches and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The reported objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company expects to apply the amendments in this update by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, or prospectively, as applicable.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU reportedly significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, we will adopt the amendments in this update beginning after December 15, 2020, including interim periods within those fiscal years. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.”  This ASU reportedly is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  The ASU requires that an employer report the service cost component with other compensation cost arising from services rendered by the pertinent employees during the period.  The amendment also requires the components of net benefit cost to be presented separately in the income statement from the service cost component and not within income from operations.  ASU 2017-07 is effective for interim and annual reporting for public business entities beginning after December 15, 2017. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In March 2017, the FASB issued ASU 2017-08 “Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.”  The ASU requires premiums on callable debt securities to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020.  ASU 2017-08 will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  This amendment is effective for years beginning after December 15, 2018.  Early adoption is permitted.  The Company has not elected to adopt this standard as of the date of these consolidated financial statements.

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $6,221 in cash to cover its minimum reserve requirement of $6,020 at March 31, 2018, and $24,334  in cash to cover its minimum reserve requirements of $23,870 at December 31, 2017, respectively.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
	(Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,912	$—	$(518)	$24,394
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	1,035	—	(33)	1,002
GNMA Certificates	2,982	44	—	3,026
	$28,929	$44	$(551)	$28,422

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,911	$—	$(359)	$24,552
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	1,118	—	(15)	1,103
GNMA Certificates	3,205	38	(1)	3,242
	$29,234	$38	$(375)	$28,897

There were no investments classified as held to maturity as of March 31, 2018 and December 31, 2017. There were no sales in the three months ended March 31, 2018 and 2017.

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2018 and at December 31, 2017:

	March 31, 2018
	(Unaudited)
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$24,394	$(518)	$24,394	$(518)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	1,002	(33)	—	—	1,002	(33)
GNMA Certificates	—	—	—	—	—	—
	$1,002	$(33)	$24,394	$(518)	$25,396	$(551)

	December 31, 2017
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$24,552	$(359)	$24,552	$(359)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	1,094	(15)	—	—	1,094	(15)
GNMA Certificates	1,205	(1)	—	—	1,205	(1)
	$2,299	$(16)	$24,552	$(359)	$26,851	$(375)

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The Company’s investment portfolio had 33 investment securities at March 31, 2018 and 33 investment securities at December 31, 2017. At March 31, 2018 and December 31, 2017, the Company had 14 securities at both periods, with a gross unrealized loss position.  Management reviewed the financial condition of the entities underlying the securities at both March 31, 2018 and December 31, 2017 and determined that they are not other than temporary because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

The following is a summary of maturities of securities at March 31, 2018 and December 31, 2017. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, these securities are not included within the maturity summary.

	March 31, 2018
	Available-for-Sale
	(Unaudited)
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$1,990	$1,976
After one year through five years	22,922	22,418
	24,912	24,394
Mortgage-Backed Securities	4,016	4,028
Total	$28,928	$28,422

	December 31, 2017
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$1,990	$1,977
After one year through five years	22,921	22,575
	24,911	24,552
Mortgage-Backed Securities	4,323	4,345
Total	$29,234	$28,897

There were no securities pledged at March 31, 2018 and December 31, 2017.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Mortgage loans:
1-4 family residences
Investor-Owned	$290,509	$287,158
Owner-Occupied	96,943	100,854
Multifamily residences	204,474	188,550
Nonresidential properties	158,525	151,193
Construction and land	67,971	67,240
Nonmortgage loans:
Business loans	13,925	12,873
Consumer loans	975	886
	833,322	808,754
Net deferred loan origination costs	1,101	1,020
Allowance for losses on loans	(11,409)	(11,071)
Loans, net	$823,014	$798,703

The Company’s lending activities are conducted principally in New York City. The Company primarily grants loans secured by real estate to individuals and businesses.  While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrowers’ ability to generate continuing cash flows. The Company has established credit policies applicable to each type of lending activity, in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit up to 75% of the market value of the collateral at the date of the credit extension, depending on the borrowers' creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

The following tables present credit risk ratings by loan segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	(Unaudited)
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$371,387	$204,474	$156,338	$60,623	$13,894	$975	$807,691
Special mention	4,626	—	—	650	—	—	5,276
Substandard	11,439	—	2,187	6,698	31	—	20,355
Doubtful	—	—	—	—	—	—	—
Total	$387,452	$204,474	$158,525	$67,971	$13,925	$975	$833,322

	December 31, 2017
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$370,629	$188,030	$148,253	$59,914	$12,726	$886	$780,438
Special mention	4,667	—	—	650	—	—	5,317
Substandard	12,716	520	2,940	6,676	147	—	22,999
Doubtful	—	—	—	—	—	—	—
Total	$388,012	$188,550	$151,193	$67,240	$12,873	$886	$808,754

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of March 31, 2018 and December 31, 2017, is as follows:

	March 31, 2018
	(Unaudited)
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$288,357	$2,152	$—	$—	$290,509	$1,331	$—
Owner-Occupied	91,932	2,413	—	2,598	96,943	4,934	—
Multifamily	201,612	2,862	—	—	204,474	—	—
Nonresidential properties	154,944	1,957	—	1,624	158,525	1,898	—
Construction and land	67,971	—	—	—	67,971	1,097	—
Nonmortgage Loans:
Business	13,895	—	—	30	13,925	30	—
Consumer	975	—	—	—	975	—	—
Total	$819,686	$9,384	$—	$4,252	$833,322	$9,290	$—

	December 31, 2017
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$285,485	$1,201	$—	$472	$287,158	$2,178	$7
Owner-Occupied	96,878	585	—	3,391	100,854	5,317	—
Multifamily	188,504	46	—	—	188,550	521	—
Nonresidential properties	149,300	11	—	1,882	151,193	2,170	—
Construction and land	67,240	—	—	—	67,240	1,075	—
Nonmortgage Loans:
Business	12,583	239	—	51	12,873	147	—
Consumer	886	—	—	—	886	—	—
Total	$800,876	$2,082	$—	$5,796	$808,754	$11,408	$7

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of March 31, 2018, 2017 and December 31, 2017:

	For the Three Months Ended March 31, 2018
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Provision charged to expense	(27)	(205)	276	90	7	(53)	6	—	94
Losses charged-off	—	—	—	—	—	—	(5)	—	(5)
Recoveries	—	173	—	3	—	72	1	—	249
Balance, end of period	$3,689	$1,370	$3,385	$1,517	$1,212	$228	$8	$—	$11,409
Ending balance: individually evaluated for impairment	$424	$364	$—	$37	$—	$8	$—	$—	$833
Ending balance: collectively evaluated for impairment	3,265	1,006	3,385	1,480	1,212	220	8	—	10,576
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,689	$1,370	$3,385	$1,517	$1,212	$228	$8	$—	$11,409
Loans:
Ending balance: individually evaluated for impairment	$7,069	$9,357	$—	$3,366	$1,097	$485	$—	$—	$21,374
Ending balance: collectively evaluated for impairment	283,440	87,586	204,474	155,159	66,874	13,440	975	—	811,948
Total	$290,509	$96,943	$204,474	$158,525	$67,971	$13,925	$975	$—	$833,322

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

	For the Three Months Ended March 31, 2017
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Provision charged to expense	28	(75)	94	246	57	(585)	(9)	296	52
Losses charged-off	—	—	—	—	—	(10)	—	—	(10)
Recoveries	6		1	2	—	113	1	—	123
Balance, end of period	$3,181	$1,729	$2,800	$1,568	$672	$115	$9	$296	$10,370
Ending balance: individually evaluated for impairment	$373	$704	$—	$260	$—	$—	$—	$—	$1,337
Ending balance: collectively evaluated for impairment	2,808	1,025	2,800	1,308	672	115	9	—	8,737
Unallocated	—	—	—	—	—	—	—	296	296
Total	$3,181	$1,729	$2,800	$1,568	$672	$115	$9	$296	$10,370
Loans:
Ending balance: individually evaluated for impairment	$8,173	$9,591	$—	$6,421	$1,142	$546	$12	$—	$25,885
Ending balance: collectively evaluated for impairment	229,731	86,494	161,833	134,080	36,468	11,888	784	—	661,278
Total	$237,904	$96,085	$161,833	$140,501	$37,610	$12,434	$796	$—	$687,163

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2017
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of year	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Provision charged to expense	544	(578)	402	95	588	676	(11)	—	1,716
Losses charged-off	—	—	—	—	—	(1,423)	(6)	—	(1,429)
Recoveries	25	176	2	9	2	359	6	—	579
Balance, end of year	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Ending balance: individually evaluated for impairment	$506	$375	$—	$39	$—	$2	$—	$—	$922
Ending balance: collectively evaluated for impairment	3,210	1,027	3,109	1,385	1,205	207	6	—	10,149
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Loans:
Ending balance: individually evaluated for impairment	$8,738	$10,074	$520	$4,128	$1,075	$625	$—	$—	$25,160
Ending balance: collectively evaluated for impairment	278,420	90,780	188,030	147,065	66,165	12,248	886	—	783,594
Total	$287,158	$100,854	$188,550	$151,193	$67,240	$12,873	$886	$—	$808,754

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$17,720	$9,277	$7,149	$16,426	$788	$17,772	$182
Multifamily	—	—	—	—	—	104	—
Nonresidential properties	3,979	2,391	975	3,366	37	4,596	38
Construction and land	1,284	1,097	—	1,097	—	1,079	—
Nonmortgage Loans:
Business	528	467	18	485	8	542	5
Consumer	—	—	—	—	—	—	—
Total	$23,511	$13,232	$8,142	$21,374	$833	$24,093	$225

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$19,257	$7,477	$10,287	$17,764	$1,077	$17,781	$216
Multifamily	—	—	—	—	—	—	—
Nonresidential properties	7,057	3,876	2,545	6,421	260	6,427	69
Construction and land	1,254	1,142	—	1,142	—	1,132	—
Nonmortgage Loans:
Business	600	558	—	558	—	558	—
Consumer	—	—	—	—	—	—	—
Total	$28,168	$13,053	$12,832	$25,885	$1,337	$25,898	$285

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$20,036	$10,651	$8,161	$18,812	$506	$18,512	$890
Multifamily	533	520	—	520	375	166	—
Nonresidential properties	4,729	3,633	495	4,128	—	5,231	166
Construction and land	1,233	1,075	—	1,075	39	1,042	—
Nonmortgage Loans:
Business	667	529	96	625	2	594	24
Consumer	—	—	—	—	—	—	—
Total	$27,198	$16,408	$8,752	$25,160	$922	$25,545	$1,080

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

As of and for the three months ended March 31, 2018, there were no loans restructured as a TDR. As of and for the year ended December 31, 2017, there was one loan restructured as a TDR.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Three Months Ended March 31, 2018 (Unaudited)			modification (Unaudited)
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	1	$175
Total	—	$—	$—	1	$175
Combination of rate, maturity, other	—	$—	$—	1	$175
Total	—	$—	$—	1	$175

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2017			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$176	$176	—	$—
Total	1	$176	$176	—	$—
Combination of rate, maturity, other	1	$176	$176	—	$—
Total	1	$176	$176	—	$—

At March 31, 2018, there were 47 troubled debt restructured loans, included in impaired loans, of $19,355.  At December 31, 2017, there were 49 troubled debt restructured loans, included in impaired loans, of $18,371. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans which aggregated $825 and $921 at March 31, 2018 and December 31, 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Premises and Equipment

A summary of premises and equipment at March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Land	$3,979	$3,979
Buildings and improvements	15,972	15,972
Leasehold improvements	19,677	20,973
Furniture, fixtures and equipment	7,100	4,875
	46,728	45,799
Less accumulated depreciation and amortization	(19,044)	(18,627)
	$27,684	$27,172

Depreciation and amortization expense amounted to $417 and $404 for the three months ended March 31, 2018 and 2017, respectively, and are included in occupancy expense in the accompanying consolidated statements of income.

Note 6.	Deposits

Deposits at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Demand	$110,030	$103,001
Interest-bearing deposits:
NOW/IOLA accounts	27,630	27,758
Money market accounts	51,958	46,497
Savings accounts	125,729	126,668
Total savings, NOW and money market	205,317	200,923
Certificates of deposit of $250K or more	80,150	80,300
All other certificates of deposit	356,770	329,761
Total certificates of deposit	436,920	410,061
Total interest-bearing deposits	642,237	610,984
Total deposits	$752,267	$713,985

At March 31, 2018 scheduled maturities of certificates of deposit were as follows:

March 31,
2019	$183,469
2020	80,709
2021	76,938
2022	59,123
2023	36,681
$436,920

Overdrawn deposit accounts that have been reclassified to loans amounted to $125 and $174 as of March 31, 2018 and December 31, 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 7.	Borrowings

FHLB Advances: The Bank is a member of the Federal Home Loan Bank of New York. At March 31, 2018, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $20,000 and $16,400 of outstanding advances from the FHLB on term basis and an overnight line of credit basis at March 31, 2018 and December 31, 2017, respectively.  The Bank also had a guarantee from the FHLB through a standby letter of credit of $6,614 and $6,614 at March 31, 2018 and December 31, 2017, respectively.  Additionally, the Bank had an unsecured fed funds line in the amount of $22,000 with a correspondent bank at March 31, 2018.

Borrowed funds at March 31, 2018 and December 31, 2017 consist of the following and are summarized by maturity and call date below:

	March 31,			December 31,
	2018 (Unaudited)			2017
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$20,000	$20,000	1.64%

FHLB Term advances ending March 31:
2020	$1,400	$1,400	2.11	$1,400	1,400	2.11
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	5,000	5,000	1.97	5,000	5,000	1.97
2023	10,600	10,600	2.37	7,000	7,000	2.12
	$20,000	$20,000	2.17%	$36,400	$36,400	1.81%

Interest expense on advances totaled $98 and $29 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Bank has eligible collateral of approximately $73,540 and $66,254 in mortgage loans available to secure advances from the FHLB.

Securities Sold under Agreement to Repurchase: At March 31, 2018 and December 31, 2017, the Bank had the ability to borrow up to $25,000 under repurchase agreements with three brokers. The Bank had no securities sold under repurchase agreements with brokers as of March 31, 2018 and December 31, 2017. Interest expense on securities sold under repurchase agreements totaled $0 and $0 for the three months ended March 31, 2018 and 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2018 and 2017 consists of the following:

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Federal:
Current	$85	$253
Deferred	130	110
	215	363
State and local:
Current	73	49
Deferred	(104)	(199)
	(31)	(150)
Changes in valuation allowance	84	132
Provision for income taxes	$268	$345

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Income tax, at federal rate	$254	$309
State and local tax, net of federal taxes	(25)	(424)
Valuation allowance, net of the federal benefit	84	460
Other	(45)	—
	$268	$345

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”) which, starting in 2018, reduced the Company’s corporate income tax rate from 34% to 21%, but eliminates or increases certain permanent differences.

On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date.  SAB 118 allows for a measurement period, not to extend beyond one year from the Tax Act’s enactment date, to complete the necessary accounting.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

Our annualized estimated effective tax rate (AETR) for the period ended March 31, 2018 reflects our assumption that pre-tax income for the period is proportional to annual pre-tax income.  Our AETR may change in future periods as we revise our estimate of annual pre-tax income.

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is more likely than not that these deferred tax assets will impact the tax liability in future years. The valuation allowance increased by $84 from December 31, 2017 to March 31, 2018.  Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

At March 31, 2018 and December 31, 2017, there are no unrecognized tax benefits recorded.  It is not expected the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Interest and penalties are recognized on unrecognized tax benefits as a component of income tax expense.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax.  The Company is no longer subject to examination by taxing authorities for years before 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2018 and December 31, 2017 are presented below:

	At March 31,	At December 31,
	2018	2017
	(Unaudited)
Deferred tax assets:
Allowance for losses on loans	$3,534	$3,444
Pension obligations	2,409	2,402
Interest on nonaccrual loans	206	415
Unrealized loss on available-for-sale securities	108	72
Amortization of intangible assets	115	120
Deferred rent payable	181	194
Net operating losses	2,587	2,444
Charitable contribution carryforward	1,785	1,840
Other	149	162
Total gross deferred tax assets	11,074	11,093
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,117	3,134
Depreciation and amortization of premises and equipment	598	601
Deferred loan fees	341	317
Other	19	18
Total gross deferred tax liabilities	4,075	4,070
Valuation allowance	3,198	3,114
Net deferred tax assets	$3,801	$3,909

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

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

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017 using a measurement date as of March 31, 2018 and December 31, 2017, respectively:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Projected benefit obligation	$(15,834)	$(15,883)
Fair value of plan assets	14,638	14,732
Funded status	$(1,196)	$(1,151)
Accumulated benefit obligation	$(15,834)	$(15,883)

	March 31, 2018	December 31, 2017
	(Unaudited)
Changes in benefit obligation:
Beginning of period	$15,883	$14,142
Service cost	10	39
Interest cost	135	581
2017 interest rate change	—	1,338
2017 mortality change	—	1,906
(Gain)/ Loss	3	(1,345)
Administrative cost	(10)	(39)
Benefits paid	(187)	(739)
End of period	$15,834	$15,883

	March 31, 2018	December 31, 2017
	(Unaudited)
Changes in plan assets:
Fair value of plan assets, beginning of period	$14,732	$15,038
Actual return on plan assets	103	472
Employer contributions	—	—
Plan participant contributions	—	—
Benefits paid	(187)	(739)
Administrative expenses paid	(10)	(39)
Fair value of plan assets, end of period	$14,638	$14,732

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, consisted of the following components at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Net loss	$(11,258)	$(11,224)

The components of net periodic benefit cost are as follows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Service cost	$10	$10
Interest cost	135	145
Expected return on plan assets	(215)	(184)
Amortization of prior service cost	6	6
Amortization of (gain)/loss	75	64
Net periodic benefit cost	$11	$41

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Discount rate	3.50%	3.50%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for the three months ended March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017
	(Unaudited)
Discount rate	3.50%	4.25%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at March 31, 2018 and December 31, 2017 was $14,638 and $14,696, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Employer contributions and benefit payments for the three months ended March 31, 2018 and 2017 are as follows:

	March 31,	March 31,
	2018	2017
	(Unaudited)
Employer contributions	$—	$—
Benefits paid	$187	$184

Employee benefit payments expected to be paid in the future are as follows:

As of March 31, 2018
2018	$548
2019	736
2020	714
2021	695
2022	700
Thereafter	3,307
$6,700

401(k) Plan:

On January 1, 2007, a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.  Contributions for the three months ended March 31, 2018 and 2017, if any, were not material to the consolidated financial statements.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

A summary of the ESOP shares is as follows:

	March 31, 2018	December 31, 2017
Shares committed-to-be released	12,063	48,250
Shares to be allocated to participants	48,250	—
Unallocated shares	663,438	675,501
Total	723,751	723,751
Fair value of unearned shares	$9,719	$10,254

At March 31, 2018 and December 31, 2017 , we had $6,712 outstanding of funds borrowed for the ESOP.  We recognized $189 in compensation expense and $47 in interest expense, for the three months ended March 31, 2018 and none for the three months ended March 31, 2017.

Supplemental Executive Retirement Plan:

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive.   In the first quarter of 2018, we recognized $12 in SERP expense.

Note 10.	Earnings Per Share

Earnings per share data is not applicable for the period ended March 31, 2017 because the Company has not yet been formed and had no shares outstanding at a Company or Bank level.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

For the Period January 1, 2018 through March 31, 2018
Net income for the period January 1, 2018 to March 31, 2018	$941

Shares Outstanding for basic EPS:
Weighted average shares outstanding:	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares:	675,367
Basic weighted shares outstanding	17,787,661
Basic earnings per share	$0.05
Dilutive potential common shares:	—
Diluted weighted average shares outstanding	17,787,661

Diluted earnings per share	$0.05

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Commitments to grant mortgage loans	$60,990	$54,423
Unfunded commitments under lines of credit	38,280	33,641
Standby letters of credit	6,734	6,734
	$106,004	$94,798

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Lease Commitments: At March 31, 2018, there are noncancelable operating leases for office space that expire on various dates through 2031. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Net rental expenses under operating leases, included in occupancy expense, totaled $405 and $355 for the three months ended March 31, 2018 and 2017, respectively.

The projected minimum rental payments under the terms of the leases at March 31, 2018 are as follows:

March 31,
(Unaudited)
2018	$859
2019	1,170
2020	1,204
2021	1,240
2022	1,145
Thereafter	7,785
$13,403

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.Fair Value

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities were not recorded at fair value on a recurring basis.

Available-for-Sale Securities: These financial instruments are recorded at fair value in the consolidated financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (e.g., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the period.

FHLB Stock: The carrying value of FHLB stock approximates fair value since the Bank can redeem such stock with FHLB at cost.  As a member of the FHLB, we are required to purchase this stock, which we carry at cost and classify as restricted equity securities.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.Fair Value (Continued)

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2018
			(Unaudited)
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,394	$—	$24,394	$—
Mortgage-Backed Securities:
FNMA Certificates	1,002	—	1,002	—
GNMA Certificates	3,026	—	3,026	—
	$28,422	$—	$28,422	$—

		December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,552	$—	$24,552	$—
Mortgage-Backed Securities:
FNMA Certificates	1,103	—	1,103	—
GNMA Certificates	3,242	—	3,242	—
	$28,897	$—	$28,897	$—

Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 and indicate the fair value hierarchy utilized to determine the fair value:

March 31, 2018
(Unaudited)
	Total	Level 1	Level 2	Level 3
Impaired loans	$21,374	$—	$—	$21,374
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$25,160	$—	$—	$25,160
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.Fair Value (Continued)

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2018 and 2017, respectively.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2018 and 2017 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.Fair Value (Continued)

As of March 31, 2018 and December 31, 2017, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
March 31, 2018 (Unaudited)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$58,979	$58,979	$—	$—	$58,979
Investment securities	28,422	—	28,422	—	28,422
Loans held for sale	—	—	—	—	—
Loans receivable, net	823,014	—	—	833,549	833,549
Accrued interest receivable	3,202	—	3,202	—	3,202
FHLB stock	1,673	1,673	—	—	1,673
Pension plan asset	14,641	—	—	14,638	14,638
Financial liabilities:
Deposits:
Demand deposits	110,030	110,030	—	—	110,030
Interest-bearing deposits	205,317	205,317	—	—	205,317
Certificates of deposit	436,920	—	439,921	—	439,921
Advance payments by borrowers for taxes and insurance	6,999	—	6,999	—	6,999
Advances from FHLB	20,000	20,000	—	—	20,000
Accrued interest payable	61	—	61	—	61

December 31, 2017
Financial assets:
Cash and cash equivalents	$59,724	$59,724	$—	$—	$59,724
Investment securities	28,897	—	28,897	—	28,897
Loans held for sale	—	—	—	—	—
Loans receivable, net	798,703	—	—	813,160	813,160
Accrued interest receivable	3,335	—	3,335	—	3,335
FHLB stock	1,511	1,511	—	—	1,511
Pension plan asset	14,735	—	—	14,696	14,696
Financial liabilities:
Deposits:
Demand deposits	103,001	103,001	—	—	103,001
Interest-bearing deposits	200,923	200,923	—	—	200,923
Certificates of deposit	410,061	—	414,902	—	414,902
Advance payments by borrowers for taxes and insurance	5,025	—	5,025	—	5,025
Advances from FHLB	36,400	36,400	—	—	36,400
Accrued interest payable	42	—	42	—	42

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2018 and December 31, 2017.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). Management believes that, as of March 31, 2018 and December 31, 2017, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers.  The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The applicable capital buffer was 12.5% at March 31, 2018 and 12.7% at December 31, 2017.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, common equity risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then that management believes have changed the Bank's category.

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018 (Unaudited)
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$182,523	26.17%	$55,804	8.00%	$69,756	10.00%
Tier 1 Capital to Risk-Weighted Assets	173,766	24.91%	41,853	6.00%	55,804	8.00%
Common Equity Tier 1 Capital Ratio	173,766	24.91%	31,390	4.50%	45,341	6.50%
Tier 1 Capital to Total Assets	173,766	18.59%	37,396	4.00%	46,746	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$142,971	20.55%	$55,669	8.00%	$69,587	10.00%
Tier 1 Capital to Risk-Weighted Assets	134,235	19.29%	41,752	6.00%	55,669	8.00%
Common Equity Tier 1 Capital Ratio	134,235	19.29%	31,314	4.50%	45,231	6.50%
Tier 1 Capital to Total Assets	134,235	14.27%	37,632	4.00%	47,040	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018 (Unaudited) and December 31, 2017, and Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

December 31, 2017
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$181,196	26.57%	$54,557	8.00%	$68,196	10.00%
Tier 1 Capital to Risk-Weighted Assets	172,603	25.31%	40,917	6.00%	54,557	8.00%
Common Equity Tier 1 Capital Ratio	172,603	25.31%	30,688	4.50%	44,327	6.50%
Tier 1 Capital to Total Assets	172,603	20.02%	34,501	4.00%	43,127	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$141,120	20.73%	$54,447	8.00%	$68,059	10.00%
Tier 1 Capital to Risk-Weighted Assets	132,577	19.48%	40,835	6.00%	54,447	8.00%
Common Equity Tier 1 Capital Ratio	132,577	19.48%	30,626	4.50%	44,238	6.50%
Tier 1 Capital to Total Assets	132,577	14.67%	36,152	4.00%	45,190	5.00%

Note 14.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2018
	(Unaudited)
	December 31, 2017	Current Year Change	March 31, 2018
Unrealized gains (losses) on securities available for sale, net	$(221)	$(179)	$(400)
Unrealized losses on pension benefits, net	(7,630)	(22)	(7,652)
Total	$(7,851)	$(201)	$(8,052)

	December 31, 2017
	December 31, 2016	Current Year Change	December 31, 2017
Unrealized gains (losses) on securities available for sale, net	$(166)	$(55)	$(221)
Unrealized gains (losses) on pension benefits, net	(6,084)	(1,546)	(7,630)
Total	$(6,250)	$(1,601)	$(7,851)

Note 15.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Beginning balance	$1,351	$1,573
Originations	11	—
Payments	(33)	(33)
Ending balance	$1,329	$1,540

The Company held deposits in the amount of $6,309 and $5,959  from officers and directors at March 31, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10Q.

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

Additional factors that may affect our results are discussed in Form 10-K under the heading “Risk Factors” filed with the SEC on April 2, 2018.  As of March 31, 2018, the risk factors of the Company have not changed materially from those disclosed in Form 10-K.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we intend to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Management believes that the allowance for loan losses is appropriate at March 31, 2018.  The allowance for loan losses is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets were $949.6 million at March 31, 2018, an increase of $24.1 million, or 2.6%, when compared to $925.5 million at December 31, 2017 primarily due to the continuation of our loan growth strategy.

Cash and Cash Equivalents. Cash and cash equivalents decreased $745,000, or 1.2%, to $59.0 million at March 31, 2018, when compared to $59.7 million at December 31, 2017. The decrease in cash and cash equivalents was primarily driven by the funding of the loan portfolio due to the increase in loan originations.

Net Loans Receivable. Net loans receivable increased $24.3 million, or 3.0%, to $823.0 million at March 31, 2018 from $798.7 million at December 31, 2017. During the three months ended March 31, 2018, there were increases totaling $61.9 million in loans, $10.1 million of which were one-to-four family residential loans,  $10.9 million were non-residential loans, $20.9 million were multi-family loans, $19.7 million were land and construction loans (including $19.3 million of advances), $39,000 were business loans and the remaining $253,000 were consumer loans. Principal repayments and other credits to net loans receivable for the three months ended March 31, 2018 were $37.6 million.

One-to-four family investor-owned residential real estate loans increased $3.3 million, or 1.2%, to $290.5 million at March 31, 2018 from $287.2 million at December 31, 2017; one-to-four family owner-occupied residential real estate loans decreased $4.0 million or 4.0%, to $96.9 million at March 31, 2018 from $100.9 million at December 31, 2017; multi-family loans increased $15.9 million, or 8.4%, to $204.5 million at March 31, 2018 from $188.6 million at December 31, 2017; nonresidential mortgages increased $7.3 million, or 4.8%, to $158.5 million at March 31, 2018 from $151.2 million at December 31, 2017; construction and land loans increased $731,000, or 1.1%, to $68.0 million at March 31, 2018 from $67.2 million at December 31, 2017.  Business loans increased $1.0 million, or 7.8%, to $13.9 million at March 31, 2018 from $12.9 million at December 31, 2017. Consumer loans at March 31, 2018, totaled $975,000, an increase of 89,000, or 10.0%, from $886,000 at December 31, 2017.

Available-for-sale securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities decreased $475,000, or 1.6% to $28.4 million at March 31, 2018 from $28.9 million at December 31, 2017. The decrease was primarily driven by the mark-to-market adjustment of the portfolio.

Deposits.  Total deposits increased $38.3 million, or 5.4%, to $752.3 million at March 31, 2018 from $714.0 million at December 31, 2017. The increase was primarily due to increases in certificates of deposits of $26.8 million, or 6.5%, to $436.9 million at March 31, 2018 from $410.1 million at December 31, 2017 and demand accounts of $7.0 million, or 6.8%, to $110.0 million at March 31, 2018 from $103.0 million at December 31, 2017. In addition, money market accounts increased $5.5 million, or 11.8%, to $52.0 million at March 31, 2018 from $46.5 million at December 31, 2017. The increase in certificates of deposits was primarily attributed to $17.8 million in brokered deposits and $17.1 million in listing service deposits, offset by $8.1 million in maturities and draws.  The increase in demand deposits is mainly due to an increase of $10.7 million in commercial checking accounts, offset by maturities and draws during the period. Brokered and listing service deposits are alternative funding sources that have previously been available, but have not historically been used as a funding source. Deposits obtained through a listing service are not considered brokered because the listing service does not engage in the business of placing deposits; it simply compiles information about interest rates offered on certificates of deposits by other insured depository institutions, then makes the list available to subscribing financial institutions. The brokered and listing service certificates of deposits provide an alternative funding source to fund loan growth and to lock in interest rates and complementary maturity structures in a rising rate environment.

Borrowings. We had outstanding borrowings at March 31, 2018 and December 31, 2017 of $20.0 million and $36.4 million, respectively.  These borrowings are in the form of advances from the Federal Home Loan Bank of New York (FHLB) and borrowings from our correspondent banking relationships. Historically, we have had limited reliance on borrowings to fund our operations.  However, we may utilize advances from the FHLB and borrowings from our correspondent bank relationships to supplement the supply of investable funds and further our organic loan growth.

Stockholders’ Equity. Total stockholders’ equity increased $929,000, or 0.4%, to $165.7 million at March 31, 2018 from $164.8 million at December 31, 2017. The increase was substantially due to net income of $941,000, partially offset by a decrease of $179,000 related to unrealized losses on available-for-sale securities, and a decrease of $22,000 in unrealized losses related to the defined benefit pension plan.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $378,000, or 67.1%, to $941,000 for the three months ended March 31, 2018, compared to $563,000 for the three months ended March 31, 2017. The increase was due to an increase in net interest income after provision for loan losses, which increased $1.3 million, or 18.5%, to $8.6 million for the three months ended March 31, 2018 from $7.2 million for the same period last year, and an increase in non-interest income of $127,000, or 16.8%, to $885,000 for the three months ended March 31, 2018 from $758,000 for the three months ended March 31, 2017. These increases were partially offset by an increase in non-interest expense of $1.2 million, or 16.4%, to $8.3 million for the three months ended March 31, 2018 from $7.1 for the same period last year.

Interest Income. Interest and dividend income increased $1.9 million, or 21.6%, to $10.7 million for the three months ended March 31, 2018 from $8.8 million for the same period last year. The increase was due primarily to a $1.8 million, or 20.9%, increase in interest income on loans, which is our primary source of interest income. Our average balance of loans increased $154.3 million, or 23.3%, to $816.4 million for the three months ended March 31, 2018 from $662.2 million for the three months ended March 31, 2017. The increase in average balance resulted primarily from increases in the multifamily residential and nonresidential mortgage loan portfolios. Our average yield on loans decreased 10 basis points to 5.16% for the three months ended March 31, 2018 from 5.26% for the same period last year, as higher-yielding loans have been repaid or refinanced.

Interest and dividends income on investment securities and FHLB stock increased $122,000, or 60.4%, to $324,000 for the three months ended March 31, 2018 from $202,000 for the same period last year. The average rate we earned on investment securities and FHLB stock increased 43 basis points to 1.74% for the three months ended March 31, 2018 from 1.31% for the same period last year. Our average balance of investment securities and FHLB stock and FHLB demand deposit account increased $13.1 million, or 21.0%, to $75.4 million for the three months ended March 31, 2018 from $62.3 million for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $537,000 or 35.9%, to $2.0 million for the three months ended March 31, 2018 from $1.5 million for the same period last year. The increase was the result of an increase in interest expense on borrowings, certificates of deposit, and other deposits.  Specifically, interest expense on certificates of deposits increased $434,000, or 33.0%, to $1.8 million for the three months ended March 31, 2018 from $1.3 million for the same period in 2017. The average balance of certificates of deposit increased $67.8 million, or 18.7%, to $430.2 million for the three months ended March 31, 2018 from $362.5 million for the same period last year, while the average rate we paid on certificates of deposit increased 18 basis points to 1.65% for the three months ended March 31, 2018  from 1.47 for the three months ended March 31, 2017.

Interest expense on other deposits and borrowings increased $103,000 to $283,000 for the three months ended March 31, 2018 from $180,000 for the three months ended March 31, 2017. The average balance of other deposits and borrowings increased $7.1 million, or 3.3%, to $219.9 million for the three months ended March 31, 2018 from $212.9 million for the same period last year, and the average rate we paid on other deposits and borrowings increased 18 basis points to 0.52% for the three months ended March 31, 2018 from 0.34% for the same period in 2017, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $1.4 million, or 19.2%, to $8.7 million for the three months ended March 31, 2018 from $7.3 million for the three months ended March 31, 2017, primarily as a result of increasing loan volumes offset by lower market yields on earning assets. Our average net interest-earning assets increased by $91.0 million, or 63.1%, to $235.3 million for the three months ended March 31, 2018 from $144.2 million for the same period in 2017, due primarily to our loan growth, described above. Our net interest rate spread decreased by 26 basis points to 3.61% for the three months ended March 31, 2018 from 3.88% for the three months ended March 31, 2017, and our net interest margin decreased by 14 basis points to 3.95% for the three months ended March 31, 2018 from 4.09% for the same period last year, reflecting primarily a higher cost of funds and lower market yields on earning assets.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. We expect that our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates. To help manage interest rate risk, we are promoting core deposit products while concurrently diversifying our loan portfolio by introducing new lending programs. See “—Management of Market Risk” for additional information.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “Summary of Significant Accounting Policies” and “—Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we established a provision for loan losses for the three months ended March 31, 2018 of $94,000 as compared to $52,000 for the three months ended March 31, 2017. Our allowance for loan losses was $11.4 million at March 31, 2018 as compared to $11.1 million at December 31, 2017. The allowance for loan losses to total loans remained the same at 1.37% at March 31, 2018 and December 31, 2017, and the allowance for loan losses to non-performing loans increased to 122.8% at March 31, 2018 from 97.1% at December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. The increase in non-interest income for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase of $155,000 in other non-interest income. The other category included loans which were sold in January 2018 at a gain of $175,900, offset by decreases in other items, which increased other non-interest income by such amount for the three months ended March 31, 2018.

	For the Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$223	$229	$(6)	(2.6%)
Brokerage commissions	96	118	(22)	(18.6%)
Late and prepayment charges	211	211	—	0.0%
Other	355	200	155	77.5%
Total noninterest income	$885	$758	$127	16.8%

Non-interest Expenses. For the three months ended March 31, 2018 compared to the same period in 2017, compensation and benefits expense increased by $629,000 mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Occupancy expenses increased $66,000 and office supplies, telephone and postage increased $46,000. Other operating expenses increased by $493,000, primarily due to increases in legal and consultant fees of $425,000. These increases were partially offset by a decrease in data processing expenses of $40,000 and decreases of $40,000 in direct loan expenses, for the three months ended March 31, 2018 compared to the same period in 2017.

	For the Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,458	$3,829	$629	16.4%
Occupancy	1,491	1,425	66	4.6%
Data processing	408	448	(40)	(8.9%)
Direct loan expense	155	195	(40)	(20.5%)
Insurance and surety bond premiums	89	82	7	8.5%
Office supplies, telephone and postage	300	254	46	18.1%
Federal deposit insurance premiums	68	66	2	3.0%
Other operating expenses	1,290	797	493	61.9%
Total noninterest expense	$8,259	$7,096	$1,163	16.4%

Income Tax Provision. We incurred income tax expense of $268,000 and $345,000 for the three months ended March 31, 2018 and 2017, respectively, resulting in effective rates of 22.2% and 38.0%, respectively. At March 31, 2018 net deferred tax assets amounted to $3.8 million compared to $3.9 million at December 31, 2017. The decrease in tax expense resulted primarily from a reduction of the effective tax rate due to federal tax reform enacted in December 2017.

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

	For the Three Months Ended March 31,
	2018			2017
	(Unaudited)
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$816,437	$10,386	5.16%	$662,174	$8,592	5.26%
Available-for-sale securities	28,692	105	1.48%	52,341	183	1.42%
Other (2)	46,701	219	1.90%	9,963	19	0.77%
Total interest-earning assets	891,830	10,710	4.87%	724,478	8,794	4.92%
Non-interest-earning assets	35,429			32,887
Total assets	$927,259			$757,365
Interest-bearing liabilities:
Savings accounts	$124,473	$131	0.43%	$128,859	$123	0.39%
Interest-bearing demand	77,298	53	0.28%	71,043	27	0.15%
Certificates of deposit	430,242	1,750	1.65%	362,470	1,316	1.47%
Total deposits	632,013	1,934	1.24%	562,372	1,466	1.06%
Advance payments by borrowers	6,572	1	0.06%	4,928	1	0.08%
Borrowings	18,164	98	2.19%	12,955	29	0.91%
Total interest-bearing liabilities	656,749	2,033	1.26%	580,255	1,496	1.05%
Non-interest-bearing liabilities:
Non-interest-bearing demand	99,367	—		80,066	—
Other non-interest-bearing liabilities	5,104	—		3,247	—
Total non-interest-bearing liabilities	104,471	—		83,313	—
Total liabilities	761,220	2,033		663,568	1,496
Total equity	166,039			93,797
Total liabilities and total equity	$927,259		1.26%	$757,365		1.05%
Net interest income		$8,677			$7,298
Net interest rate spread (3)			3.61%			3.88%
Net interest-earning assets (4)	$235,081			$144,223
Net interest margin (5)			3.95%			4.09%

Average interest-earning assets to interest-bearing liabilities			135.79%			124.86%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31,
	2018 vs. 2017
	(Unaudited)
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,636	$(842)	$1,794
Securities	(97)	19	(78)
Other	(327)	527	200
Total interest-earning assets	2,212	(296)	1,916
Interest-bearing liabilities:
Savings accounts	(41)	49	8
Interest-bearing demand	(70)	96	26
Certificates of deposit	(328)	762	434
Total deposits	(439)	907	468
Advance payment by borrowers	1	(1)	—
Borrowings	(164)	233	69
Total interest-bearing liabilities	(602)	1,139	537
Change in net interest income	$2,814	$(1,435)	$1,379

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

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 100 basis point increments, with changes in interest rates representing immediate and permanent shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" in the net present value table below.

The table below sets forth, as of March 31, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$33,773	-1.65%
+300	34,297	-0.12%
+200	34,593	0.74%
+100	34,634	0.86%
Level	34,338	0.00%
-100	33,721	-1.80%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 0.74% increase in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 1.80% decrease in net interest income.

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

The table below sets forth, as of March 31, 2018, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$135,423	$(31,812)	-19.02%	15.24%	(200)
+300	144,155	(23,080)	-13.80%	15.86%	(138)
+200	152,778	(14,457)	-8.64%	16.44%	(80)
+100	161,086	(6,149)	-3.68%	16.95%	(29)
------	167,235	—	0.00%	17.24%	—
-100	171,894	4,659	2.79%	17.37%	13

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 8.64% decrease in net present value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 2.79% increase in net present value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2018
	(Unaudited)
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$52,409	$52,409	$52,409	$52,409	$52,409	$52,409	$52,409	$6,570	$58,979
Securities	4,257	8,402	16,087	26,169	28,928	28,928	28,928	(506)	28,422
Net loans (includes LHFS)	62,517	107,634	187,382	332,180	748,490	825,629	825,629	(2,615)	823,014
FHLB Stock	1,674	1,674	1,674	1,674	1,674	1,674	1,674	—	1,674
Other assets	3	3	3	3	3	3	3	37,531	37,534
Total	$120,860	$170,122	$257,555	$412,435	$831,504	$908,643	$908,643	$40,980	$949,623
Liabilities:
Non-maturity deposits	$205,317	$205,317	$205,317	$205,317	$205,317	$205,317	$205,317	$110,030	$315,347
Certificates of deposit	18,524	45,602	183,469	264,177	436,920	436,920	436,920	—	436,920
Other liabilities	20,000	20,000	20,000	20,000	20,000	20,000	20,000	11,642	31,642
Total liabilities	243,841	270,919	408,786	489,494	662,237	662,237	662,237	121,672	783,909
Capital	—	—	—	—	—	—	—	165,714	165,714
Total liabilities and capital	$243,841	$270,919	$408,786	$489,494	$662,237	$662,237	$662,237	$287,386	$949,623
Asset/liability gap	$(122,981)	$(100,797)	$(151,231)	$(77,059)	$169,267	$246,406	$246,406
Gap/assets ratio	49.57%	62.79%	63.00%	84.26%	125.56%	137.21%	137.21%

At March 31, 2018, our asset/liability gap from zero days to one year was ($151.2) million, resulting in a gap/assets ratio of 63.00%.

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

	December 31, 2017
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$34,979	$34,979	$34,979	$34,979	$34,979	$34,979	$34,979	$24,745	$59,724
Securities	4,124	7,714	14,876	25,407	29,234	29,234	29,234	(337)	28,897
Net loans (includes LHFS)	56,623	108,029	191,573	321,571	738,534	798,834	798,834	(131)	798,703
FHLB Stock	—	—	—	—	1,511	1,511	1,511	—	1,511
Other assets	—	—	—	—	3	3	3	36,684	36,687
Total	$95,726	$150,722	$241,428	$381,957	$804,261	$864,561	$864,561	$60,961	$925,522
Liabilities:
Non-maturity deposits	$207,452	$207,452	$207,452	$207,452	$207,452	$207,452	$207,452	$96,472	$303,924
Certificates of deposit	40,874	80,015	158,836	241,656	407,800	410,061	410,061	—	410,061
Other liabilities	20,000	20,000	20,000	20,000	20,000	29,400	36,400	10,352	46,752
Total liabilities	268,326	307,467	386,288	469,108	635,252	646,913	653,913	106,824	760,737
Capital	—	—	—	—	—	—	—	164,785	164,785
Total liabilities and capital	$268,326	$307,467	$386,288	$469,108	$635,252	$646,913	$653,913	$271,609	$925,522
Asset/liability gap	$(172,600)	$(156,745)	$(144,860)	$(87,151)	$169,009	$217,648	$210,648
Gap/assets ratio	35.68%	49.02%	62.50%	81.42%	126.61%	133.64%	132.21%

At December 31, 2017, our asset/liability gap from zero days to one year was ($144.9 million), resulting in a gap/assets ratio of 62.50%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB of New York. At March 31, 2018 and December 31, 2017, we had $20.0 million and $16.4 million, respectively, of term and overnight outstanding advances from the FHLB, and also had a guarantee from the FHLB through a standby letter of credit of $6.6 million.  At March 31, 2018, we had eligible collateral of approximately $73.5 million in mortgage loans available to secure advances from the Federal Home Loan Bank of New York.  We also have an unsecured line of credit of $22.0 million with one of our correspondent banks, of which we had none and $20.0 million outstanding at March 31, 2018 and December 31, 2017, respectively.  We did not have any securities sold under repurchase agreements with brokers as of March 31, 2018 and December 31, 2017.

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Net cash provided by operating activities was $2.4 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(25.1) million and $(36.0) million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and advances, was $21.9 million and $37.8 million for the three months ended March 31, 2018 and 2017, respectively.

We are committed to maintaining an adequate liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2018 and December 31, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at March 31, 2018 and December 31, 2017. Management is not aware of any conditions or events that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2018 and December 31, 2017, we had outstanding commitments to originate loans and extend credit of $106.0 million and $94.8 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $183.5 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business.  At March 31, 2018, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in our Form 10-K under the heading “Risk Factors” filed with the SEC on April 2nd, 2018.  The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

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

10.4

Employment Agreement dated as of March 23, 2017, by and between Ponce de Leon Federal Bank and Carlos P. Naudon (attached as Exhibit 10.4 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.5

Form of Employment Agreement to be entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Carlos P. Naudon (attached as Exhibit 10.5 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.6

Employment Agreement dated March 23, 2017, by and between Ponce De Leon Federal Bank and Steven Tsavaris (attached as Exhibit 10.6 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.7

Form of Employment Agreement to be entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Steven Tsavaris (attached as Exhibit 10.7 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.8

Employment Agreement dated March 31, 2017, by and between Ponce De Leon Federal Bank and Frank Perez (attached as Exhibit 10.8 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

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

Company Name

Date: May 14, 2018	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 14, 2018	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer