Form 10-Q
period 2018-06-30
PDL Community Bancorp
filed 2018-08-13
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, the registrant had 18,463,028 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2018 and December 31, 2017

(Dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks (Note 2):
Cash	$7,088	$24,746
Interest-bearing deposits in banks	42,094	34,978
Total cash and cash equivalents	49,182	59,724
Available-for-sale securities, at fair value (Note 3)	28,144	28,897
Loans receivable, net (Note 4)	850,426	798,703
Accrued interest receivable	3,350	3,335
Premises and equipment, net (Note 5)	28,366	27,172
Federal Home Loan Bank Stock (FHLB), at cost	2,617	1,511
Deferred tax assets (Note 8)	3,805	3,909
Other assets	2,923	2,271
Total assets	$968,813	$925,522
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$753,255	$713,985
Accrued interest payable	141	42
Advance payments by borrowers for taxes and insurance	5,491	5,025
Advances from the Federal Home Loan Bank and others (Note 7)	37,775	36,400
Other liabilities	5,573	5,285
Total liabilities	802,235	760,737
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and outstanding	185	185
Additional paid-in-capital	84,488	84,351
Retained earnings	96,495	94,855
Accumulated other comprehensive loss (Note 14)	(8,076)	(7,851)
Unearned compensation - ESOP; 651,375 shares (Note 9)	(6,514)	(6,755)
Total stockholders' equity	166,578	164,785
Total liabilities and stockholders' equity	$968,813	$925,522

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income

Three and Six Months Ended June 30, 2018 and 2017

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest on loans receivable	$11,053	$9,581	$21,439	$18,172
Interest and dividends on investment securities and FHLB stock	330	123	654	325
Total interest and dividend income	11,383	9,704	22,093	18,497
Interest expense:
Interest on certificates of deposit	1,847	1,428	3,597	2,744
Interest on other deposits	199	161	383	311
Interest on borrowings	204	32	303	61
Total interest expense	2,250	1,621	4,283	3,116
Net interest income	9,133	8,083	17,810	15,381
Provision for loan losses (Note 4)	337	207	431	259
Net interest income after provision for loan losses	8,796	7,876	17,379	15,122
Noninterest income:
Service charges and fees	214	225	437	454
Brokerage commissions	42	168	138	286
Late and prepayment charges	52	235	263	446
Other	216	256	571	456
Total noninterest income	524	884	1,409	1,642
Noninterest expense:
Compensation and benefits	4,563	3,956	8,918	7,785
Occupancy expense	1,717	1,400	3,208	2,826
Data processing expenses	300	413	708	866
Direct loan expenses	152	184	307	379
Insurance and surety bond premiums	99	79	188	161
Office supplies, telephone and postage	352	282	652	536
FDIC deposit insurance assessment	66	58	134	124
Other operating expenses	1,206	623	2,599	1,414
Total noninterest expense	8,455	6,995	16,714	14,091
Income before income taxes	865	1,765	2,074	2,673
Provision for income taxes (Note 8)	166	641	434	986
Net income	$699	$1,124	$1,640	$1,687
Earnings per share for the period January 1, 2018 to June 30, 2018: (Note 10)
Basic	$0.04	N/A	$0.09	N/A
Diluted	$0.04	N/A	$0.09	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2018 and 2017

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$699	$1,124	$1,640	$1,687
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gain (losses)	(5)	115	(174)	24
Income tax effect	1	(39)	(8)	(9)
Unrealized gains (losses) on securities, net of tax	(4)	76	(182)	15
Pension benefit liability adjustment:
Net gain (loss)	(31)	—	(65)	(31)
Income tax effect	11	—	22	11
Pension liability adjustment, net of tax	(20)	—	(43)	(20)
Total other comprehensive income (loss), net of tax	(24)	76	(225)	(5)
Total comprehensive income	$675	$1,200	$1,415	$1,682

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

(Dollars in thousands, except share data)

					Accumulated	Unallocated
			Additional		Other	Common
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2016	—	$—	$—	$99,242	$(6,250)	$—	$92,992
Net income	—	—	—	1,687	—	—	1,687
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	(5)
Balance, June 30, 2017 (Unaudited)	—	$—	$—	$100,929	$(6,255)	$—	$94,674

Balance, December 31, 2017	18,463,028	$185	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	1,640	—	—	1,640
Other comprehensive loss, net of tax	—	—	—	—	(225)	—	(225)
ESOP shares committed to be released (24,126 shares)	—	—	137	—	—	241	378
Balance, June 30, 2018 (Unaudited)	18,463,028	$185	$84,488	$96,495	$(8,076)	$(6,514)	$166,578

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(In thousands)

	For the Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$1,640	$1,687
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net	6	7
Loss on sale of loans, net	54	—
Loss on sale of available-for-sale securities	—	6
Gain on sale of other real estate owned	—	—
Provision for loan losses	431	259
Depreciation and amortization	854	803
Deferred income taxes	117	4
ESOP compensation	378	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(15)	(210)
Increase in other assets	(652)	(2,777)
Increase (decrease) in accrued interest payable	99	3
Net increase in other liabilities	690	1,968
Net cash provided by operating activities	3,602	1,750
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	—	6,492
Purchases of FHLB Stock	(1,106)	(6,816)
Proceeds from sale of available-for-sale securities	—	20,411
Proceeds from maturities, calls and principal repayments on available-for-sale securities	573	2,622
Proceeds from sales of loans	4,761	—
Net increase in loans	(56,969)	(90,631)
Purchases of premises and equipment	(2,048)	(375)
Net cash used in investing activities	(54,789)	(68,297)
Cash Flows From Financing Activities:
Net increase in deposits	39,270	59,327
Proceeds from advances	21,375	1,567,000
Repayments of advances	(20,000)	(1,562,000)
Net cash provided by financing activities	40,645	64,327
Net decrease in cash and cash equivalents	(10,542)	(2,220)
Cash and Cash Equivalents:
Beginning	59,724	11,716
Ending	$49,182	$9,496
Supplemental Disclosures:
Cash paid during the period:
Interest	$4,184	$3,113
Income taxes	$132	$549

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Interim Financial Statements:  The interim consolidated financial statements at June 30, 2018, and for the three and six months ended June 30, 2018 and 2017 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2018, or any other period.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

As of June 30, 2018 and December 31, 2017, there are no liabilities recorded related to uncertain tax positions. Income tax returns filed for years before 2014 are no longer subject to income tax examinations by U.S. federal, state or local tax authorities.

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

Employee Benefit Plans:  The Company maintains Ponce Bank’s 401(K) Plan, the noncontributory defined benefit plan, as well as, the Supplemental Executive Retirement Plans (the “SERP’s”).  The noncontributory defined benefit pension plan was effectively frozen on May 31, 2007. The funding policy is to contribute annually the amounts sufficient to meet the minimum funding standards established by the Employee Retirement Income Security Act (“ERISA”) and such additional amounts as determined by management based on actuary recommendations.

Employee Stock Ownership Plan:  Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned ESOP shares at the average fair market value of the shares during the period and the shares become outstanding for earnings per share computations.  Compensation expense is recognized ratably over the service period based upon management’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital. Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to nonpublic companies.  As of June 30, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases six branches and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s consolidated financial statements.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $6,819 in cash to cover its minimum reserve requirement of $6,466 at June 30, 2018, and $24,334  in cash to cover its minimum reserve requirements of $23,870 at December 31, 2017, respectively.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
	(Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,913	$—	$(517)	$24,396
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	941	—	(36)	905
GNMA Certificates	2,801	42	—	2,843
	$28,655	$42	$(553)	$28,144

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,911	$—	$(359)	$24,552
Mortgage-Backed Securities:
FHLMC Certificates	—	—	—	—
FNMA Certificates	1,118	—	(15)	1,103
GNMA Certificates	3,205	38	(1)	3,242
	$29,234	$38	$(375)	$28,897

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

There were no investments classified as held to maturity as of June 30, 2018 and December 31, 2017. There were no sales in the three and six months ended June 30, 2018 and 2017.

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2018 and at December 31, 2017:

	June 30, 2018
	(Unaudited)
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$24,396	$(517)	$24,396	$(517)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	903	(36)	—	—	903	(36)
GNMA Certificates	—	—	—	—	—	—
	$903	$(36)	$24,396	$(517)	$25,299	$(553)

	December 31, 2017
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$24,552	$(359)	$24,552	$(359)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	1,094	(15)	—	—	1,094	(15)
GNMA Certificates	1,205	(1)	—	—	1,205	(1)
	$2,299	$(16)	$24,552	$(359)	$26,851	$(375)

The Company’s investment portfolio had 33 investment securities at June 30, 2018 and 33 investment securities at December 31, 2017. At June 30, 2018 and December 31, 2017, the Company had 13 and 14 securities, with a gross unrealized loss position.  Management reviewed the financial condition of the entities underlying the securities at both June 30, 2018 and December 31, 2017 and determined that they are not other than temporary because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at June 30, 2018 and December 31, 2017. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, these securities are not included within the maturity summary.

	June 30, 2018
	Available-for-Sale
	(Unaudited)
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$3,990	$3,963
After one year through five years	20,923	20,433
	24,913	24,396
Mortgage-Backed Securities	3,742	3,748
Total	$28,655	$28,144

	December 31, 2017
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$1,990	$1,977
After one year through five years	22,921	22,575
	24,911	24,552
Mortgage-Backed Securities	4,323	4,345
Total	$29,234	$28,897

There were no securities pledged at June 30, 2018 and December 31, 2017.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Mortgage loans:
1-4 family residences
Investor-Owned	$296,490	$287,158
Owner-Occupied	92,208	100,854
Multifamily residences	218,210	188,550
Nonresidential properties	168,788	151,193
Construction and land	72,574	67,240
Nonmortgage loans:
Business loans	11,698	12,873
Consumer loans	1,027	886
	860,995	808,754
Net deferred loan origination costs	1,182	1,020
Allowance for losses on loans	(11,751)	(11,071)
Loans, net	$850,426	$798,703

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The following tables present credit risk ratings by loan segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	(Unaudited)
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$372,656	$217,120	$167,290	$65,862	$11,010	$1,027	$834,965
Special mention	6,107	1,090	464	—	688	—	8,349
Substandard	9,935	—	1,034	6,712	—	—	17,681
Doubtful	—	—	—	—	—	—	—
Total	$388,698	$218,210	$168,788	$72,574	$11,698	$1,027	$860,995

	December 31, 2017
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$370,629	$188,030	$148,253	$59,914	$12,726	$886	$780,438
Special mention	4,667	—	—	650	—	—	5,317
Substandard	12,716	520	2,940	6,676	147	—	22,999
Doubtful	—	—	—	—	—	—	—
Total	$388,012	$188,550	$151,193	$67,240	$12,873	$886	$808,754

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of June 30, 2018 and December 31, 2017, is as follows:

	June 30, 2018
	(Unaudited)
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$296,138	$—	$352	$—	$296,490	$1,307	$—
Owner-Occupied	91,257	—	—	951	92,208	3,488	—
Multifamily	217,906	—	304	—	218,210	—	—
Nonresidential properties	167,902	—	403	483	168,788	748	—
Construction and land	72,574	—	—	—	72,574	1,111	—
Nonmortgage Loans:
Business	11,401	297	—	—	11,698	—	—
Consumer	1,027	—	—	—	1,027	—	—
Total	$858,205	$297	$1,059	$1,434	$860,995	$6,654	$—

	December 31, 2017
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$285,485	$1,201	$—	$472	$287,158	$2,178	$7
Owner-Occupied	96,878	585	—	3,391	100,854	5,317	—
Multifamily	188,504	46	—	—	188,550	521	—
Nonresidential properties	149,300	11	—	1,882	151,193	2,170	—
Construction and land	67,240	—	—	—	67,240	1,075	—
Nonmortgage Loans:
Business	12,583	239	—	51	12,873	147	—
Consumer	886	—	—	—	886	—	—
Total	$800,876	$2,082	$—	$5,796	$808,754	$11,408	$7

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of June 30, 2018, 2017 and December 31, 2017:

	For the Six Months Ended June 30, 2018
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Provision charged to expense	(30)	(312)	531	250	86	(94)	—	—	431
Losses charged-off	—	—	—	—	—	(18)	—	—	(18)
Recoveries	1	175	—	5	—	83	3	—	267
Balance, end of period	$3,687	$1,265	$3,640	$1,679	$1,291	$180	$9	$—	$11,751
Ending balance: individually evaluated for impairment	$310	$297	$—	$36	$—	$—	$—	$—	$643
Ending balance: collectively evaluated for impairment	3,377	968	3,640	1,643	1,291	180	9	—	11,108
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,687	$1,265	$3,640	$1,679	$1,291	$180	$9	$—	$11,751
Loans:
Ending balance: individually evaluated for impairment	$7,014	$7,399	$—	$2,207	$1,111	$421	$—	$—	$18,152
Ending balance: collectively evaluated for impairment	289,476	84,809	218,210	166,581	71,463	11,277	1,027	—	842,843
Total	$296,490	$92,208	$218,210	$168,788	$72,574	$11,698	$1,027	$—	$860,995

	For the Three Months Ended June 30, 2018
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period

Allowances for loan losses:
Balance, beginning of period	$3,689	$1,370	$3,385	$1,517	$1,212	$228	$8	$—	$11,409
Provision charged to expense	(3)	(107)	255	160	79	(46)	(1)	—	337
Losses charged-off	—	—	—	—	—	(13)	—	—	(13)
Recoveries	1	2	—	2	—	11	2	—	18

Balance, end of period	$3,687	$1,265	$3,640	$1,679	$1,291	$180	$9	$—	$11,751

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2017
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$—	$10,205
Provision charged to expense	379	(321)	282	414	138	(619)	(14)	—	259
Losses charged-off	—	—	—	—	—	(34)	—	—	(34)
Recoveries	10	—	1	5	—	204	5	—	225
Balance, end of period	$3,536	$1,483	$2,988	$1,739	$753	$148	$8	$—	$10,655
Ending balance: individually evaluated for impairment	$524	$401	$—	$258	$—	$—	$—	$—	$1,183
Ending balance: collectively evaluated for impairment	3,012	1,082	2,988	1,481	753	148	8	—	9,472
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,536	$1,483	$2,988	$1,739	$753	$148	$8	$—	$10,655
Loans:
Ending balance: individually evaluated for impairment	$8,869	$8,712	$—	$5,661	$1,008	$529	$—	$—	$24,779
Ending balance: collectively evaluated for impairment	248,120	91,189	172,167	150,009	41,108	14,125	850	—	717,568
Total	$256,989	$99,901	$172,167	$155,670	$42,116	$14,654	$850	$—	$742,347

	For the Three Months Ended June 30, 2017
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,181	$1,729	$2,800	$1,568	$672	$115	$9	$296	$10,370
Provision charged to expense	350	(246)	188	169	81	(33)	(6)	(296)	207
Losses charged-off	—	—	—	—	—	(24)	—	—	(24)
Recoveries	5	—	—	2	—	90	5	—	102
Balance, end of period	$3,536	$1,483	$2,988	$1,739	$753	$148	$8	$—	$10,655

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Six Months Ended June 30, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$15,597	$7,787	$6,626	$14,413	$607	$17,101	$371
Multifamily	—	—	—	—	—	104	—
Nonresidential properties	2,421	1,719	488	2,207	36	3,753	71
Construction and land	1,321	1,111	—	1,111	—	1,073	—
Nonmortgage Loans:
Business	464	421	—	421	—	515	12
Consumer	—	—	—	—	—	—	—
Total	$19,803	$11,038	$7,114	$18,152	$643	$22,546	$454

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Six Months Ended June 30, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$18,941	$8,346	$9,235	$17,581	$925	$18,201	$422
Multifamily	—	—	—	—	—	—	—
Nonresidential properties	6,317	3,134	2,527	5,661	258	6,319	141
Construction and land	1,124	1,008	—	1,008	—	1,028	—
Nonmortgage Loans:
Business	571	529	—	529	—	612	8
Consumer	—	—	—	—	—	—	—
Total	$26,953	$13,017	$11,762	$24,779	$1,183	$26,160	$571

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$20,036	$10,651	$8,161	$18,812	$506	$18,512	$890
Multifamily	533	520	—	520	375	166	—
Nonresidential properties	4,729	3,633	495	4,128	—	5,231	166
Construction and land	1,233	1,075	—	1,075	39	1,042	—
Nonmortgage Loans:
Business	667	529	96	625	2	594	24
Consumer	—	—	—	—	—	—	—
Total	$27,198	$16,408	$8,752	$25,160	$922	$25,545	$1,080

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

As of and for the six months ended June 30, 2018, there were no loans restructured as a TDR. As of and for the year ended December 31, 2017, there was one loan restructured as a TDR.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Six Months Ended June 30, 2018 (Unaudited)			modification (Unaudited)
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	1	$175
Total	—	$—	$—	1	$175
Combination of rate, maturity, other	—	$—	$—	1	$175
Total	—	$—	$—	1	$175

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2017			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$176	$176	—	$—
Total	1	$176	$176	—	$—
Combination of rate, maturity, other	1	$176	$176	—	$—
Total	1	$176	$176	—	$—

At June 30, 2018, there were 43 troubled debt restructured loans, included in impaired loans, of $15,210.  At December 31, 2017, there were 49 troubled debt restructured loans, included in impaired loans, of $18,371. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated $643 and $921 at June 30, 2018 and December 31, 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Premises and Equipment

A summary of premises and equipment at June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Land	$3,979	$3,979
Buildings and improvements	15,972	15,972
Leasehold improvements	21,790	20,973
Furniture, fixtures and equipment	6,106	4,875
	47,847	45,799
Less accumulated depreciation and amortization	(19,481)	(18,627)
	$28,366	$27,172

Depreciation and amortization expense amounted to $437 and $399 for the three months ended June 30, 2018 and 2017, respectively, and $854 and $803 for the six months ended June 30, 2018 and 2017, respectively and are included in occupancy expense in the accompanying consolidated statements of income.  Our leasehold improvements increased by $817, to $21,790 at June 30, 2018 evidencing the investments beginning to be made in branch and other delivery vehicles. Equipment also increased by $1,231, to $6,106 at June 30, 2018, indicative of our purchases of new ATMs that are being installed in our branches.

Note 6.	Deposits

Deposits at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Demand	$108,550	$103,001
Interest-bearing deposits:
NOW/IOLA accounts	26,711	27,758
Money market accounts	58,612	46,497
Savings accounts	124,578	126,668
Total savings, NOW and money market	209,901	200,923
Certificates of deposit of $250K or more	82,928	80,300
All other certificates of deposit	351,876	329,761
Total certificates of deposit	434,804	410,061
Total interest-bearing deposits	644,705	610,984
Total deposits	$753,255	$713,985

At June 30, 2018, scheduled maturities of certificates of deposit were as follows:

June 30,
2019	$186,319
2020	88,075
2021	88,164
2022	60,493
2023	11,753
$434,804

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 6.	Deposits (Continued)

Overdrawn deposit accounts that have been reclassified to loans amounted to $198 and $174 as of June 30, 2018 and December 31, 2017, respectively.

Note 7.	Borrowings

FHLB Advances: The Bank is a member of the Federal Home Loan Bank of New York. At June 30, 2018, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $37,775 and $16,400 of outstanding advances from the FHLB on term basis and an overnight line of credit basis at June 30, 2018 and December 31, 2017, respectively.  The Bank also had a guarantee from the FHLB through a standby letter of credit of $4,304 and $6,614 at June 30, 2018 and December 31, 2017, respectively.  Additionally, the Bank had an unsecured fed funds line in the amount of $25,000 with a correspondent bank at June 30, 2018 and December 31, 2017, of which $0 and $20,000 were outstanding as of June 30, 2018 and December 31, 2017, respectively.

Borrowed funds at June 30, 2018 and December 31, 2017 consist of the following and are summarized by maturity and call date below:

	June 30,			December 31,
	2018 (Unaudited)			2017
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$20,000	$20,000	1.64%

FHLB Term advances ending June 30:
2020	1,400	1,400	2.11	1,400	1,400	2.11
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	5,000	5,000	1.97	5,000	5,000	1.97
2023	28,375	28,375	2.82	7,000	7,000	2.12
	$37,775	$37,775	2.60%	$36,400	$36,400	1.81%

Interest expense on advances totaled $204 and $32 for the three months ended June 30, 2018 and 2017, and $302 and $61 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, the Bank has eligible collateral of approximately $71,439 and $66,254 in mortgage loans available to secure advances from the FHLB.

Securities Sold under Agreement to Repurchase: At June 30, 2018 and December 31, 2017, the Bank had the ability to borrow up to $25,000 under repurchase agreements with three brokers. The Bank had no securities sold under repurchase agreements with brokers as of June 30, 2018 and December 31, 2017. Interest expense on securities sold under repurchase agreements totaled $0 and $0 for the three and six months ended June 30, 2018 and 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 30, 2018 and 2017 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Federal:
Current	$110	$624	$195	$881
Deferred	60	23	190	132
	170	647	385	1,013
State and local:
Current	48	56	121	102
Deferred	(252)	(181)	(356)	(380)
	(204)	(125)	(235)	(278)
Changes in valuation allowance	200	119	284	251
Provision for income taxes	$166	$641	$434	$986

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 34% for the three and six months ended June 30, 2018 and 2017, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Income tax, at federal rate	$182	$600	$436	$909
State and local tax, net of federal taxes	(160)	(91)	(185)	(174)
Valuation allowance, net of the federal benefit	200	132	284	251
Other	(56)	—	(101)	—
	$166	$641	$434	$986

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

Our annualized estimated effective tax rate (AETR) for the three and six months period ended June 30, 2018 reflects our assumption that pre-tax income for the period is proportional to annual pre-tax income.  Our AETR may change in future periods as we revise our estimate of annual pre-tax income.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets when it is more likely than not that these deferred tax assets will not be realized. The valuation allowance increased by $200 and $284 for the three and six months ended June 30, 2018, respectively.  Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

At June 30, 2018 and December 31, 2017, there are no unrecognized tax benefits recorded.  It is not expected that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Interest and penalties are recognized on unrecognized tax benefits as a component of income tax expense.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax.  The Company is no longer subject to examination by taxing authorities for years before 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2018 and December 31, 2017 are presented below:

	At June 30,	At December 31,
	2018	2017
	(Unaudited)
Deferred tax assets:
Allowance for losses on loans	$3,639	$3,444
Pension obligations	2,424	2,402
Interest on nonaccrual loans	46	415
Unrealized loss on available-for-sale securities	64	72
Amortization of intangible assets	111	120
Deferred rent payable	170	194
Net operating losses	2,809	2,444
Charitable contribution carryforward	1,772	1,840
Other	253	162
Total gross deferred tax assets	11,288	11,093
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,113	3,134
Depreciation and amortization of premises and equipment	601	601
Deferred loan fees	366	317
Other	5	18
Total gross deferred tax liabilities	4,085	4,070
Valuation allowance	3,398	3,114
Net deferred tax assets	$3,805	$3,909

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017 using a measurement date as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
	(Unaudited)
Projected benefit obligation	$(15,802)	$(15,883)
Fair value of plan assets	14,564	14,732
Funded status	$(1,238)	$(1,151)
Accumulated benefit obligation	$(15,802)	$(15,883)

	June 30, 2018	December 31, 2017
	(Unaudited)
Changes in benefit obligation:
Beginning of period	$15,883	$14,142
Service cost	20	39
Interest cost	271	581
2017 interest rate change	—	1,338
2017 mortality change	—	1,906
(Gain)/ Loss	3	(1,345)
Administrative cost	(20)	(39)
Benefits paid	(355)	(739)
End of period	$15,802	$15,883

	June 30, 2018	December 31, 2017
	(Unaudited)
Changes in plan assets:
Fair value of plan assets, beginning of period	$14,732	$15,038
Actual return on plan assets	207	472
Employer contributions	—	—
Plan participant contributions	—	—
Benefits paid	(355)	(739)
Administrative expenses paid	(20)	(39)
Fair value of plan assets, end of period	$14,564	$14,732

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, consisted of the following components at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Net loss	$(11,288)	$(11,224)

The components of net periodic benefit cost are as follows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)
Service cost	$20	$20
Interest cost	271	291
Expected return on plan assets	(430)	(420)
Amortization of prior service cost	13	13
Amortization of (gain)/loss	149	117
Net periodic benefit cost	$23	$21

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Discount rate	3.50%	3.50%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for the six months ended June 30, 2018  and 2017:

	June 30,	June 30,
	2018	2017
	(Unaudited)
Discount rate	3.50%	4.25%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at June 30, 2018 and December 31, 2017 was $14,565 and $14,696, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Employer contributions and benefit payments for the six months ended June 30, 2018 and 2017 are as follows:

	June 30,	June 30,
	2018	2017
	(Unaudited)
Employer contributions	$—	$—
Benefits paid	$355	$184

Employee benefit payments expected to be paid in the future are as follows:

As of June 30, 2018
2018	$380
2019	736
2020	714
2021	695
2022	700
Thereafter	3,307
$6,532

401(k) Plan:

On January 1, 2007, a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.  Contributions for the three and six months June 30, 2018 and 2017, if any, were not material to the consolidated financial statements.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

A summary of the ESOP shares is as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Shares committed-to-be released	24,126	48,250
Shares to be allocated to participants	48,250	—
Unallocated shares	651,375	675,501
Total	723,751	723,751
Fair value of unearned shares	$10,233	$10,254

At June 30, 2018 and December 31, 2017, we had $6,712 outstanding of funds borrowed for the ESOP.  We recognized $201 and $378 in compensation expense and $47 and $95 in interest expense, for the three and six months ended June 30, 2018 and none for three and six months ended June 30, 2017.

Supplemental Executive Retirement Plan:

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive.   The SERP expense recognized in the books for the three and six months ended June 30, 2018, were not material to the consolidated financial statements.

Note 10.	Earnings Per Share

Earnings per share data is not applicable for the period ended June 30, 2017 because the Company has not yet been formed and had no shares outstanding at a Company or Bank level.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(Unaudited)
Net income for the period	$699	$1,640

Shares Outstanding for basic EPS:
Weighted average shares outstanding:	18,463,028	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares:	663,305	687,607
Basic weighted shares outstanding	17,799,723	17,775,421
Basic earnings per share	$0.04	$0.09
Dilutive potential common shares:	—	—
Diluted weighted average shares outstanding	17,799,723	17,775,421

Diluted earnings per share	$0.04	$0.09

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Commitments to grant mortgage loans	$54,677	$54,423
Unfunded commitments under lines of credit	43,247	33,641
Standby letters of credit	4,424	6,734
	$102,348	$94,798

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

Lease Commitments: At June 30, 2018, there are noncancelable operating leases for office space that expire on various dates through 2031. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Net rental expenses under operating leases, included in occupancy expense, totaled $341 and $354 for the three months ended June 30, 2018 and 2017, respectively.  Net rental expenses under operating leases, included in occupancy expense, totaled $746 and $708 for the six months ended June 30, 2018 and 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 11.	Commitments, Contingencies and Credit Risk (Continued)

The projected minimum rental payments under the terms of the leases at June 30, 2018 are as follows:

June 30,
(Unaudited)
2018	$682
2019	1,076
2020	1,107
2021	1,140
2022	1,043
Thereafter	6,671
$11,719

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2018
			(Unaudited)
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,396	$—	$24,396	$—
Mortgage-Backed Securities:
FNMA Certificates	905	—	905	—
GNMA Certificates	2,843	—	2,843	—
	$28,144	$—	$28,144	$—

		December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,552	$—	$24,552	$—
Mortgage-Backed Securities:
FNMA Certificates	1,103	—	1,103	—
GNMA Certificates	3,242	—	3,242	—
	$28,897	$—	$28,897	$—

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy utilized to determine the fair value:

June 30, 2018
(Unaudited)
	Total	Level 1	Level 2	Level 3
Impaired loans	$18,152	$—	$—	$18,152
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$25,160	$—	$—	$25,160
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2018 and 2017, respectively.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

As of June 30, 2018 and December 31, 2017, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2018 (Unaudited)
Financial assets:
Cash and cash equivalents	$49,182	$49,182	$—	$—	$49,182
Investment securities	28,144	—	28,144	—	28,144
Loans held for sale	—	—	—	—	—
Loans receivable, net	850,426	—	—	857,229	857,229
Accrued interest receivable	3,350	—	3,350	—	3,350
FHLB stock	2,617	2,617	—	—	2,617
Pension plan asset	14,566	—	—	14,565	14,565
Financial liabilities:
Deposits:
Demand deposits	108,550	108,550	—	—	108,550
Interest-bearing deposits	209,901	209,901	—	—	209,901
Certificates of deposit	434,804	—	436,474	—	436,474
Advance payments by borrowers for taxes and insurance	5,491	—	5,491	—	5,491
Advances from FHLB	37,775	37,775	—	—	37,775
Accrued interest payable	141	—	141	—	141

December 31, 2017
Financial assets:
Cash and cash equivalents	$59,724	$59,724	$—	$—	$59,724
Investment securities	28,897	—	28,897	—	28,897
Loans held for sale	—	—	—	—	—
Loans receivable, net	798,703	—	—	813,160	813,160
Accrued interest receivable	3,335	—	3,335	—	3,335
FHLB stock	1,511	1,511	—	—	1,511
Pension plan asset	14,735	—	—	14,696	14,696
Financial liabilities:
Deposits:
Demand deposits	103,001	103,001	—	—	103,001
Interest-bearing deposits	200,923	200,923	—	—	200,923
Certificates of deposit	410,061	—	414,902	—	414,902
Advance payments by borrowers for taxes and insurance	5,025	—	5,025	—	5,025
Advances from FHLB	36,400	36,400	—	—	36,400
Accrued interest payable	42	—	42	—	42

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2018 and December 31, 2017.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). Management believes that, as of June 30, 2018 and December 31, 2017, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers.  The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The applicable capital buffer was 12.1% at June 30, 2018 and 12.7% at December 31, 2017.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018 (Unaudited)
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$183,624	25.47%	$57,676	8.00%	$72,095	10.00%
Tier 1 Capital to Risk-Weighted Assets	174,574	24.21%	43,257	6.00%	57,676	8.00%
Common Equity Tier 1 Capital Ratio	174,574	24.21%	32,443	4.50%	46,861	6.50%
Tier 1 Capital to Total Assets	174,574	18.07%	38,639	4.00%	48,299	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$144,379	20.07%	$57,550	8.00%	$71,938	10.00%
Tier 1 Capital to Risk-Weighted Assets	135,349	18.81%	43,163	6.00%	57,550	8.00%
Common Equity Tier 1 Capital Ratio	135,349	18.81%	32,372	4.50%	46,760	6.50%
Tier 1 Capital to Total Assets	135,349	14.03%	38,591	4.00%	48,239	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018 (Unaudited) and December 31, 2017, and Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

December 31, 2017
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$181,196	26.57%	$54,557	8.00%	$68,196	10.00%
Tier 1 Capital to Risk-Weighted Assets	172,603	25.31%	40,917	6.00%	54,557	8.00%
Common Equity Tier 1 Capital Ratio	172,603	25.31%	30,688	4.50%	44,327	6.50%
Tier 1 Capital to Total Assets	172,603	20.02%	34,501	4.00%	43,127	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$141,120	20.73%	$54,447	8.00%	$68,059	10.00%
Tier 1 Capital to Risk-Weighted Assets	132,577	19.48%	40,835	6.00%	54,447	8.00%
Common Equity Tier 1 Capital Ratio	132,577	19.48%	30,626	4.50%	44,238	6.50%
Tier 1 Capital to Total Assets	132,577	14.67%	36,152	4.00%	45,190	5.00%

Note 14.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2018
	(Unaudited)
	December 31, 2017	Change	June 30, 2018
Unrealized gains (losses) on securities available for sale, net	$(221)	$(182)	$(403)
Unrealized losses on pension benefits, net	(7,630)	(43)	(7,673)
Total	$(7,851)	$(225)	$(8,076)

	December 31, 2017
	December 31, 2016	Change	December 31, 2017
Unrealized gains (losses) on securities available for sale, net	$(166)	$(55)	$(221)
Unrealized gains (losses) on pension benefits, net	(6,084)	(1,546)	(7,630)
Total	$(6,250)	$(1,601)	$(7,851)

Note 15.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Beginning balance	$1,329	$1,540	$1,351	$1,573
Originations	100	—	111	—
Payments	(33)	(31)	(66)	(64)
Ending balance	$1,396	$1,509	$1,396	$1,509

The Company held deposits in the amount of $6,336 and $5,959  from officers and directors at June 30, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10Q.

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

Additional factors that may affect our results are discussed in Form 10-K under the heading “Risk Factors” filed with the SEC on April 2, 2018.  As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in Form 10-K.

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

Management believes that the allowance for loan losses is appropriate at June 30, 2018.  The allowance for loan losses is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets were $968.8 million at June 30, 2018, an increase of $43.3 million, or 4.7%, when compared to $925.5 million at December 31, 2017 primarily due to the continuation of our loan growth strategy.

Cash and Cash Equivalents. Cash and cash equivalents decreased $10.5 million, or 17.7%, to $49.2 million at June 30, 2018, when compared to $59.7 million at December 31, 2017. The decrease in cash and cash equivalents was primarily driven by the funding of the loan portfolio due to the increase in loan originations.

Net Loans Receivable. Net loans receivable increased $51.7 million, or 6.5%, to $850.4 million at June 30, 2018 from $798.7 million at December 31, 2017. During the six months ended June 30, 2018, there were increases totaling $52.4 million in loans, $7.7 million of which were one-to-four family residential loans, $28.1 million were non-residential loans, $35.5 million were multi-family loans, $28.5 million were land and construction loans (including $37.6 million of advances), and $454,000 were consumer loans. Business loans decreased $6.6 million. Principal repayments and other credits to net loans receivable for the six months ended June 30, 2018 were $41.3 million.

One-to-four family investor-owned residential real estate loans increased $9.3 million, or 3.2%, to $296.5 million at June 30, 2018 from $287.2 million at December 31, 2017; one-to-four family owner-occupied residential real estate loans decreased $8.6 million or 8.6%, to $92.2 million at June 30, 2018 from $100.8 million at December 31, 2017; multi-family loans increased $29.7 million, or 15.7%, to $218.2 million at June 30, 2018 from $188.6 million at December 31, 2017; nonresidential mortgages increased $17.6 million, or 11.6%, to $168.8 million at June 30, 2018 from $151.2 million at December 31, 2017; construction and land loans increased $5.4 million, or 7.9%, to $72.6 million at June 30, 2018 from $67.2 million at December 31, 2017.  Consumer loans at June 30, 2018, totaled $1.0 million, an increase of $141,000, or 15.9%, from $886,000 at December 31, 2017. Business loans decreased $1.2 million, or 9.1%, to $11.7 million at June 30, 2018 from $12.9 million at December 31, 2017.

Available-for-sale securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities decreased $753,000, or 2.6% to $28.1 million at June 30, 2018 from $28.9 million at December 31, 2017. The decrease was primarily driven by the mark-to-market adjustment of the portfolio.

Deposits.  Total deposits increased $39.3 million, or 5.5%, to $753.3 million at June 30, 2018 from $714.0 million at December 31, 2017. The increase was primarily due to increases in certificates of deposits of $24.7 million, or 6.0%, to $434.8 million at June 30, 2018 from $410.1 million at December 31, 2017 and demand deposit accounts of $5.6 million, or 5.4%, to $108.6 million at June 30, 2018 from $103.0 million at December 31, 2017. In addition, money market accounts increased $12.1 million, or 26.1%, to $58.6 million at June 30, 2018 from $46.5 million at December 31, 2017. The increase in certificates of deposits was primarily attributed to $17.8 million in brokered deposits and $15.8 million in listing service deposits, offset by $8.9 million in maturities and draws.  The increase in demand deposits is mainly due to an increase of $13.3 million in commercial checking accounts, offset by maturities and draws during the period. Brokered and listing service deposits are alternative funding sources that have previously been available, but have not historically been used as a funding source. Deposits obtained through a listing service are not considered brokered because the listing service does not engage in the business of placing deposits; it simply compiles information about interest rates offered on certificates of deposits by other insured depository institutions, then makes the list available to subscribing financial institutions. The brokered and listing service certificates of deposits provide an alternative funding source to fund loan growth and to lock in interest rates and complementary maturity structures in a rising rate environment.

Borrowings. We had outstanding borrowings at June 30, 2018 and December 31, 2017 of $37.8 million and $36.4 million, respectively.  These borrowings are in the form of advances from the Federal Home Loan Bank of New York (FHLB) and borrowings from our correspondent banking relationships. Historically, we have had limited reliance on borrowings to fund our operations.  However, we may utilize advances from the FHLB and borrowings from our correspondent bank relationships to supplement the supply of investable funds and further our organic loan growth.

Stockholders’ Equity. Total stockholders’ equity increased $1.8 million, or 1.1%, to $166.6 million at June 30, 2018 from $164.8 million at December 31, 2017. The increase was substantially due to net income of $1.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income decreased $425,000, or 37.8%, to $699,000 for the three months ended June 30, 2018, compared to $1.1 million for the three months ended June 30, 2017. The decrease was due to an increase in non-interest expense of $1.5 million, or 20.9%, to $8.5 million for the three months ended June 30, 2018 from $7.0 million for the same period last year, and a decrease in non-interest income of $360,000, or 40.7%, to $524,000 for the three months ended June 30, 2018 from $884,000 for the three months ended June 30, 2017.   These changes were offset by an increase in net interest income after provision for loan losses of $920,000, or 11.7%, to $8.8 million for the three months ended June 30, 2018 from $7.9 million for the same period last year, and a decrease of $475,000 in income tax expense, or 74.1%, to $166,000 for the three months ended June 30, 2018 from $641,000, for the three months ended June 30, 2017, resulting from the tax law change.

Interest Income. Interest and dividend income increased $1.7 million, or 17.3%, to $11.4 million for the three months ended June 30, 2018 from $9.7 million for the same period last year. The increase was due primarily to a $1.5 million, or 15.4%, increase in interest income on loans, which is our primary source of interest income. Our average balance of loans increased $134.3 million, or 18.9%, to $843.6 million for the three months ended June 30, 2018 from $709.3 million for the three months ended June 30, 2017. The increase in average balance resulted primarily from increases in the multifamily residential and nonresidential mortgage loan portfolios. Our average yield on loans decreased 16 basis points to 5.26% for the three months ended June 30, 2018 from 5.42% for the same period last year, as higher-yielding loans have been repaid or refinanced.

Interest and dividends income on investment securities and FHLB stock increased $207,000, or 168.3%, to $330,000 for the three months ended June 30, 2018 from $123,000 for the same period last year. The average rate we earned on investment securities and FHLB stock increased 57 basis points to 1.63% for the three months ended June 30, 2018 from 1.07% for the same period last year. Our average balance of investment securities and FHLB stock and FHLB demand deposit account increased $35.2 million, or 76.5%, to $81.2 million for the three months ended June 30, 2018 from $46.0 million for the three months ended June 30, 2017.

Interest Expense. Interest expense increased $629,000 or 38.8%, to $2.3 million for the three months ended June 30, 2018 from $1.6 million for the same period last year. The increase was the result of an increase in interest expense on borrowings, certificates of deposit, and other deposits.  Specifically, interest expense on certificates of deposits increased $419,000, or 29.3%, to $1.8 million for the three months ended June 30, 2018 from $1.4 million for the same period in 2017. The average balance of certificates of deposit increased $68.2 million, or 17.9%, to $448.9 million for the three months ended June 30, 2018 from $380.7 million for the same period last year, while the average rate we paid on certificates of deposit increased 15 basis points to 1.65% for the three months ended June 30, 2018 from 1.50%  for the three months ended June 30, 2017.

Interest expense on other deposits and borrowings increased $210,000 to $403,000 for the three months ended June 30, 2018 from $193,000 for the three months ended June 30, 2017. The average balance of other deposits and borrowings increased $25.6 million, or 12.0%, to $239.1 million for the three months ended June 30, 2018 from $213.5 million for the same period last year, and the average rate we paid on other deposits and borrowings increased 31 basis points to 0.67% for the three months ended June 30, 2018  from 0.36% for the same period in 2017, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $1.1 million, or 13.0%, to $9.1 million for the three months ended June 30, 2018 from $8.1 million for the three months ended June 30, 2017, primarily as a result of increasing loan volumes offset by lower average market yields on earning assets. Our average net interest-earning assets increased by $74.3 million, or 48.0%, to $228.9 million for the three months ended June 30, 2018 from $154.6 million for the same period in 2017, due primarily to our loan growth, described above. Our net interest rate spread decreased by 43 basis points to 3.64% for the three months ended June 30, 2018 from 4.07% for the three months ended June 30, 2017, and our net interest margin decreased by 33 basis points to 3.96% for the three months ended June 30, 2018 from 4.29% for the same period last year, reflecting primarily a higher cost of funds and lower market yields on earning assets.

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

After an evaluation of these factors, we established a provision for loan losses for the three months ended June 30, 2018 of $337,000 as compared to $207,000 for the three months ended June 30, 2017. Our allowance for loan losses was $11.8 million at June 30, 2018 as compared to $11.1 million at December 31, 2017. The allowance for loan losses to total loans was 1.36% at three months ended June 30, 2018 as compared to 1.37% at December 31, 2017, and the allowance for loan losses to non-performing loans increased to 176.6% at June 30, 2018 from 97.1% at December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. The decrease in non-interest income for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to decreases of $183,000 in late and prepayment charges and $126,000 in brokerage commissions.

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$214	$225	$(11)	(4.9%)	$437	$454	$(17)	(3.7%)
Brokerage commissions	42	168	(126)	(75.0%)	138	286	(148)	(51.7%)
Late and prepayment charges	52	235	(183)	(77.9%)	263	446	(183)	(41.0%)
Other	216	256	(40)	(15.6%)	571	456	115	25.2%
Total noninterest income	$524	$884	$(360)	(40.7%)	$1,409	$1,642	$(233)	(14.2%)

Non-interest Expenses. For the three months ended June 30, 2018 compared to the same period in 2017, compensation and benefits expense increased by $607,000 mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Occupancy expenses increased $317,000 and office supplies, telephone and postage increased $70,000. Other operating expenses increased by $583,000, primarily due to increases in loss on loans sold of $197,000 and audit fees and professional services of $333,000, and an increase of $86,000 in organizational dues, subscriptions, and contributions. Provision for contingencies increased $32,000.  These increases were partially offset by a decrease in data processing expenses of $113,000 and decreases of $32,000 in direct loan expenses, for the three months ended June 30, 2018 compared to the same period in 2017.

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,563	$3,956	$607	15.3%	$8,918	$7,785	$1,133	14.6%
Occupancy	1,717	1,400	317	22.6%	3,208	2,826	382	13.5%
Data processing	300	413	(113)	(27.4%)	708	866	(158)	(18.2%)
Direct loan expense	152	184	(32)	(17.4%)	307	379	(72)	(19.0%)
Insurance and surety bond premiums	99	79	20	25.3%	188	161	27	16.8%
Office supplies, telephone and postage	352	282	70	24.8%	652	536	116	21.6%
Federal deposit insurance premiums	66	58	8	13.8%	134	124	10	8.1%
Other operating expenses	1,206	623	583	93.6%	2,599	1,414	1,185	83.8%
Total noninterest expense	$8,455	$6,995	$1,460	20.9%	$16,714	$14,091	$2,623	18.6%

Income Tax Provision. We incurred income tax expense of $166,000 and $641,000 for the three months ended June 30, 2018 and 2017, respectively, resulting in effective rates of 19.2% and 36.3%, respectively. At June 30, 2018, net deferred tax assets amounted to $3.8 million compared to $3.9 million at December 31, 2017. The decrease in tax expense resulted primarily from a reduction of the effective tax rate due to federal tax reform enacted in December 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income decreased $47,000, or 2.8%, to $1.6 million for the six months ended June 30, 2018, compared to $1.7 million for the six months ended June 30, 2017. The decrease was due to an increase in non-interest expense of $2.6 million, or 18.6%, to $16.7 million for the six months ended June 30, 2018 from $14.1 million for the six months ended June 30, 2017, and a decrease in non-interest income of $233,000, or 14.2%, to $1.4 million for the six months ended June 30, 2018 from $1.6 million for the same period last year.  These changes were offset by an increase of $2.2 million, or 14.9%, to $17.4 million in net interest income after provision for loan losses for the six months ended June 30, 2018 from $15.1 million for the same period last year, and by a decrease of $552,000 in income tax expense to $434,000 for the six months ended June 30, 2018, from $986,000 for the same period in 2017, resulting from the tax law change.

Interest Income. Interest and dividend income increased $3.6 million, or 19.4%, to $22.1 million for the six months ended June 30, 2018 from $18.5 million for the same period last year. The increase was due primarily to a $3.3 million, or 18.0%, increase in interest income on loans, which is our primary source of interest income. Our average balance of loans increased $144.2 million, or 21.0%, to $830.1 million for the six months ended June 30, 2018 from $685.9 million for the six months ended June 30, 2017. The increase in average balance resulted primarily from increases in the multifamily residential and nonresidential mortgage loan portfolios. Our average yield on loans decreased 13 basis points to 5.21% for the six months ended June 30, 2018 from 5.34% for the same period last year, as higher-yielding loans have been repaid or refinanced.

Interest and dividends income on investment securities and FHLB stock increased $329,000, or 101.2%, to $654,000 for the six months ended June 30, 2018 from $325,000 for the same period last year. The average rate we earned on investment securities and FHLB stock increased 47 basis points to 1.68% for the six months ended June 30, 2018 from 1.21% for the same period last year. Our average balance of investment securities and FHLB stock and FHLB demand deposit account increased $24.2 million, or 44.7%, to $78.3 million for the six months ended June 30, 2018 from $54.1 million for the six months ended June 30, 2017.

Interest Expense. Interest expense increased $1.2 million or 37.5%, to $4.3 million for the six months ended June 30, 2018 from $3.1 million for the same period last year. The increase was the result of an increase in interest expense on borrowings, certificates of deposit, and other deposits.  Specifically, interest expense on certificates of deposits increased $853,000, or 31.1%, to $3.6 million for the six months ended June 30, 2018 from $2.7 million for the same period in 2017. The average balance of certificates of deposit increased $68.0 million, or 18.3%, to $439.6 million for the six months ended June 30, 2018 from $371.6 million for the same period last year, while the average rate we paid on certificates of deposit increased 16 basis points to 1.65% for the six months ended June 30, 2018  from 1.49% for the six months ended June 30, 2017.

Interest expense on other deposits and borrowings increased $314,000 to $686,000 for the six months ended June 30, 2018 from $372,000 for the six months ended June 30, 2017. The average balance of other deposits and borrowings increased $16.4 million, or 7.7%, to $229.6 million for the six months ended June 30, 2018 from $213.2 million for the same period last year, and the average rate we paid on other deposits and borrowings increased 25 basis points to 0.60% for the six months ended June 30, 2018 from 0.35% for the same period in 2017, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $2.4 million, or 15.8%, to $17.8 million for the six months ended June 30, 2018 from $15.4 million for the six months ended June 30, 2017, primarily as a result of increasing loan volumes offset by lower market yields on earning assets. Our average net interest-earning assets increased by $82.5 million, or 55.2%, to $232.0 million for the six months ended June 30, 2018 from $149.4 million for the same period in 2017, due primarily to our loan growth, described above. Our net interest rate spread decreased by 35 basis points to 3.63% for the six months ended June 30, 2018 from 3.98% for the six months ended June 30, 2017, and our net interest margin decreased by 24 basis points to 3.95% for the six months ended June 30, 2018 from 4.19% for the same period last year, reflecting primarily a higher cost of funds and lower market yields on earning assets.

Provision for Loan Losses.  The provision for loan losses increased $172,000, or 66.4%, to $431,000 for the six months ended June 30, 2018 from $259,000 for the same six month period in 2017.  Our allowance for loan losses was $11.8 million at June 30, 2018 as compared to $11.1 million at December 31, 2017. The allowance for loan losses to total loans was 1.36% at three months ended June 30, 2018 as compared to 1.37% at December 31, 2017, and the allowance for loan losses to non-performing loans increased to 176.6% at June 30, 2018 from 97.1% at December 31, 2017.

Non-interest Income. The decrease in non-interest income for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to decreases of $183,000, in late payments and charges and $148,000 in brokerage commissions.

Non-interest Expenses. For the six months ended June 30, 2018 compared to the same period in 2017, compensation and benefits expense increased by $1.1 million mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Occupancy expenses increased $382,000 and office, telephone and postage increased $116,000. Other operating expenses increased by $1.2 million, primarily due to increases in legal and consultant fees of $589,000, increases in audit and professional services of $167,000, and an increase in loss on loans sold of $230,000. These increases were partially offset by decreases in data processing expenses of $158,000, and decreases of $72,000 in direct loan expenses, for the six months ended June 30, 2018 compared to the same period in 2017.

Income Tax Provision. We incurred income tax expense of $434,000 and $986,000 for the six months ended June 30, 2018 and 2017, respectively, resulting in effective rates of 20.9% and 36.9%, respectively. At June 30, 2018, net deferred tax assets amounted to $3.8 million compared to $3.9 million at December 31, 2017. The decrease in tax expense resulted primarily from a reduction of the effective tax rate due to federal tax reform enacted in December 2017.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Three Months Ended June 30,
	2018			2017
	(Unaudited)
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$843,641	$11,053	5.26%	$709,330	$9,581	5.42%
Available-for-sale securities	28,267	104	1.48%	34,251	90	1.05%
Other (2)	52,967	226	1.71%	11,752	33	1.13%
Total interest-earning assets	924,875	11,383	4.94%	755,333	9,704	5.15%
Non-interest-earning assets	33,424			33,568
Total assets	$958,299			$788,901
Interest-bearing liabilities:
Savings accounts	$126,133	$148	0.47%	$128,004	$123	0.39%
Interest-bearing demand	84,339	50	0.24%	74,862	37	0.20%
Certificates of deposit	448,883	1,847	1.65%	380,664	1,428	1.50%
Total deposits	659,355	2,045	1.24%	583,530	1,588	1.09%
Advance payments by borrowers	8,045	1	0.05%	6,596	1	0.06%
Borrowings	28,595	204	2.86%	10,648	32	1.21%
Total interest-bearing liabilities	695,995	2,250	1.30%	600,774	1,621	1.08%
Non-interest-bearing liabilities:
Non-interest-bearing demand	89,935	—		89,793	—
Other non-interest-bearing liabilities	5,104	—		3,396	—
Total non-interest-bearing liabilities	95,039	—		93,189	—
Total liabilities	791,034	2,250		693,963	1,621
Total equity	167,265			94,938
Total liabilities and total equity	$958,299		1.30%	$788,901		1.08%
Net interest income		$9,133			$8,083
Net interest rate spread (3)			3.64%			4.07%
Net interest-earning assets (4)	$228,880			$154,559
Net interest margin (5)			3.96%			4.29%

Average interest-earning assets to interest-bearing liabilities			132.89%			125.73%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2018			2017
	(Unaudited)
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$830,114	$21,439	5.21%	$685,883	$18,172	5.34%
Available-for-sale securities	28,478	209	1.48%	43,246	273	1.27%
Other (2)	49,852	445	1.80%	10,862	52	0.97%
Total interest-earning assets	908,444	22,093	4.90%	739,991	18,497	5.04%
Non-interest-earning assets	34,414			33,229
Total assets	$942,858			$773,220
Interest-bearing liabilities:
Savings accounts	$125,308	$279	0.45%	$127,890	$245	0.39%
Interest-bearing demand	80,837	102	0.25%	73,502	64	0.18%
Certificates of deposit	439,614	3,597	1.65%	371,617	2,744	1.49%
Total deposits	645,759	3,978	1.24%	573,009	3,053	1.07%
Advance payments by borrowers	7,313	2	0.06%	5,766	2	0.07%
Borrowings	23,409	303	2.61%	11,795	61	1.04%
Total interest-bearing liabilities	676,481	4,283	1.28%	590,570	3,116	1.06%
Non-interest-bearing liabilities:
Non-interest-bearing demand	94,625	—		84,957	—
Other non-interest-bearing liabilities	5,096	—		3,322	—
Total non-interest-bearing liabilities	99,721	—		88,279	—
Total liabilities	776,202	4,283		678,849	3,116
Total equity	166,656			94,371
Total liabilities and total equity	$942,858		1.28%	$773,220		1.06%
Net interest income		$17,810			$15,381
Net interest rate spread(3)			3.63%			3.98%
Net interest-earning assets (4)	$231,963			$149,421
Net interest margin (5)			3.95%			4.19%
Average interest-earning assets to
interest-bearing liabilities			134.29%			125.30%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	(Unaudited)			(Unaudited)
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$2,844	$(1,372)	$1,472	$4,385	$(1,118)	$3,267
Securities	(105)	119	14	(123)	59	(64)
Other	(117)	310	193	(23)	416	393
Total interest-earning assets	2,622	(943)	1,679	4,239	(643)	3,596
Interest-bearing liabilities:
Savings accounts	(82)	107	25	(45)	79	34
Interest-bearing demand	(20)	33	13	(26)	64	38
Certificates of deposit	(235)	654	419	145	708	853
Total deposits	(337)	794	457	74	851	925
Advance payment by borrowers	1	(1)	—	1	(1)	—
Borrowings	(302)	474	172	(125)	367	242
Total interest-bearing liabilities	(638)	1,267	629	(50)	1,217	1,167
Change in net interest income	$3,260	$(2,210)	$1,050	$4,289	$(1,860)	$2,429

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

The table below sets forth, as of June 30, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$32,727	-5.57%
+300	33,596	-3.06%
+200	34,233	-1.22%
+100	34,614	-0.12%
Level	34,656	0.00%
-100	34,397	-0.75%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 1.22% decrease in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 0.75% decrease in net interest income.

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

The table below sets forth, as of June 30, 2018, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$130,626	$(35,943)	-21.58%	14.47%	(241)
+300	140,108	(26,461)	-15.89%	15.18%	(170)
+200	149,744	(16,825)	-10.10%	15.86%	(102)
+100	159,134	(7,435)	-4.46%	16.48%	(40)
------	166,569	—	0.00%	16.88%	—
-100	172,358	5,789	3.48%	17.13%	25

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 10.10% decrease in net present value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 3.48% increase in net present value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2018
	(Unaudited)
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$42,094	$42,094	$42,094	$42,094	$42,094	$42,094	$42,094	$7,088	$49,182
Securities	5,100	10,079	17,434	27,339	28,655	28,655	28,655	(511)	28,144
Net loans (includes LHFS)	62,611	103,796	191,743	330,817	788,954	855,836	855,836	(5,410)	850,426
FHLB Stock	2,617	2,617	2,617	2,617	2,617	2,617	2,617	—	2,617
Other assets	—	—	—	—	—	—	—	38,444	38,444
Total	$112,422	$158,586	$253,888	$402,867	$862,320	$929,202	$929,202	$39,611	$968,813
Liabilities:
Non-maturity deposits	$209,901	$209,901	$209,901	$209,901	$209,901	$209,901	$209,901	$108,550	$318,451
Certificates of deposit	15,550	40,880	186,319	274,394	434,804	434,804	434,804	—	434,804
Other liabilities	37,775	37,775	37,775	37,775	37,775	37,775	37,775	11,205	48,980
Total liabilities	263,226	288,556	433,995	522,070	682,480	682,480	682,480	119,755	802,235
Capital	—	—	—	—	—	—	—	166,578	166,578
Total liabilities and capital	$263,226	$288,556	$433,995	$522,070	$682,480	$682,480	$682,480	$286,333	$968,813
Asset/liability gap	$(150,804)	$(129,970)	$(180,107)	$(119,203)	$179,840	$246,722	$246,722
Gap/assets ratio	42.71%	54.96%	58.50%	77.17%	126.35%	136.15%	136.15%

At June 30, 2018, our asset/liability gap from zero days to one year was ($180.1 million), resulting in a gap/assets ratio of 58.50%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB of New York. At June 30, 2018 and December 31, 2017, we had $37.8 million and $16.4 million, respectively, of term and overnight outstanding advances from the FHLB, and also had a guarantee from the FHLB through a standby letter of credit of $4.3 million.  At June 30, 2018, we had eligible collateral of approximately $71.4 million in mortgage loans available to secure advances from the Federal Home Loan Bank of New York.  We also have an unsecured line of credit of $25.0 million with one of our correspondent banks, of which we had none and $20.0 million outstanding at June 30, 2018 and December 31, 2017, respectively.  We did not have any securities sold under repurchase agreements with brokers as of June 30, 2018 and December 31, 2017.

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

Net cash provided by operating activities was $3.6 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(54.8) million and $(68.3) million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and advances, was $40.6 million and $64.3 million for the six months ended June 30, 2018 and 2017, respectively.

We are committed to maintaining an adequate liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2018 and December 31, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2018 and December 31, 2017. Management is not aware of any conditions or events that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2018 and December 31, 2017, we had outstanding commitments to originate loans and extend credit of $102.3 million and $94.8 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $186.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business.  At June 30, 2018, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

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

Company Name

Date: August 10, 2018	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer