Form 10-Q
period 2018-09-30
PDL Community Bancorp
filed 2018-11-14
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2018, the registrant had 18,463,028 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2018 and December 31, 2017

(Dollars in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks (Note 2):
Cash	$5,494	$24,746
Interest-bearing deposits in banks	16,895	34,978
Total cash and cash equivalents	22,389	59,724
Available-for-sale securities, at fair value (Note 3)	24,177	28,897
Loans receivable, net (Note 4)	893,884	798,703
Accrued interest receivable	3,609	3,335
Premises and equipment, net (Note 5)	29,293	27,172
Federal Home Loan Bank Stock (FHLB), at cost	2,621	1,511
Deferred tax assets (Note 8)	4,118	3,909
Other assets	2,620	2,271
Total assets	$982,711	$925,522
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$764,792	$713,985
Accrued interest payable	75	42
Advance payments by borrowers for taxes and insurance	7,219	5,025
Advances from the Federal Home Loan Bank and others (Note 7)	37,775	36,400
Other liabilities	5,706	5,285
Total liabilities	815,567	760,737
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and outstanding	185	185
Additional paid-in-capital	84,557	84,351
Retained earnings	96,896	94,855
Accumulated other comprehensive loss (Note 14)	(8,101)	(7,851)
Unearned compensation - ESOP; 639,312 shares (Note 9)	(6,393)	(6,755)
Total stockholders' equity	167,144	164,785
Total liabilities and stockholders' equity	$982,711	$925,522

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

Three and Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest on loans receivable	$11,483	$9,893	$32,922	$28,065
Interest and dividends on investment securities and FHLB stock	254	271	909	596
Total interest and dividend income	11,737	10,164	33,831	28,661
Interest expense:
Interest on certificates of deposit	1,942	1,574	5,539	4,318
Interest on other deposits	272	176	655	487
Interest on borrowings	276	66	578	126
Total interest expense	2,490	1,816	6,772	4,931
Net interest income	9,247	8,348	27,059	23,730
Provision for loan losses (Note 4)	602	238	1,034	497
Net interest income after provision for loan losses	8,645	8,110	26,025	23,233
Noninterest income:
Service charges and fees	191	231	627	684
Brokerage commissions	286	167	424	453
Late and prepayment charges	65	157	327	603
Other	172	213	744	676
Total noninterest income	714	768	2,122	2,416
Noninterest expense:
Compensation and benefits	4,547	4,220	13,466	12,005
Occupancy expense	1,585	1,412	4,794	4,235
Data processing expenses	342	316	1,050	1,181
Direct loan expenses	265	189	572	558
Insurance and surety bond premiums	87	44	275	205
Office supplies, telephone and postage	308	250	960	786
FDIC deposit insurance assessment	68	122	202	246
Charitable foundation contributions	—	6,293	—	6,293
Other operating expenses	1,567	884	4,164	2,320
Total noninterest expense	8,769	13,730	25,483	27,829
Income before income taxes	590	(4,852)	2,664	(2,180)
Provision (benefit) for income taxes (Note 8)	188	(1,643)	623	(657)
Net income (loss)	$402	$(3,209)	$2,041	$(1,523)
Earnings per share for the period (Note 10)
Basic	$0.02	N/A	$0.11	N/A
Diluted	$0.02	N/A	$0.11	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2018 and 2017

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income (loss)	$402	$(3,209)	$2,041	$(1,523)
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses)	(5)	47	(179)	73
Income tax effect	1	(17)	(8)	(25)
Unrealized gains (losses) on securities, net of tax	(4)	30	(187)	48
Pension benefit liability adjustment:
Net gains (loss)	(31)	(53)	(96)	(84)
Income tax effect	11	18	33	29
Pension liability adjustment, net of tax	(20)	(35)	(63)	(55)
Total other comprehensive income (loss), net of tax	(24)	(5)	(250)	(7)
Total comprehensive income (loss)	$378	$(3,214)	$1,791	$(1,530)

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands, except share data)

					Accumulated	Unallocated
			Additional		Other	Common
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2016	—	$—	$—	$99,242	$(6,250)	$—	$92,992
Net income (loss)	—	—	—	(1,523)	—	—	(1,523)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	(7)
Issuance of common stock, $0.01 par value; to the mutual holding company	9,545,387	96	—	—	—	—	96
Issuance of common stock, $0.01 par value; for initial public offering, net of costs of $4,988	8,308,362	83	78,012	—	—	—	78,095
Issuance of common stock, $0.01 par value; to The Ponce De Leon Foundation	609,279	6	6,087	—	—	—	6,093
Unearned ESOP - 723,751 shares, $0.01 par value	—	—	—	—	—	(7,238)	(7,238)
Balance, September 30, 2017 (Unaudited)	18,463,028	$185	$84,099	$97,719	$(6,257)	$(7,238)	$168,508

Balance, December 31, 2017	18,463,028	$185	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	2,041	—	—	2,041
Other comprehensive loss, net of tax	—	—	—	—	(250)	—	(250)
ESOP shares committed to be released (36,189 shares)	—	—	206	—	—	362	568
Balance, September 30, 2018 (Unaudited)	18,463,028	$185	$84,557	$96,896	$(8,101)	$(6,393)	$167,144

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$2,041	$(1,523)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net	8	48
Loss on sale of loans, net	54	108
Loss (gain) on sale of available-for-sale securities	(12)	6
Provision for loan losses	1,034	497
Depreciation and amortization	1,307	1,205
Charitable foundation contribution expense	—	6,093
Deferred income taxes	(184)	(2,180)
ESOP compensation	614	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(274)	(425)
Increase (decrease) in other assets	(353)	196
Increase in accrued interest payable	33	4
Net increase in other liabilities	2,473	2,014
Net cash provided by operating activities	6,741	6,043
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	—	12,632
Purchases of FHLB Stock	(1,106)	(13,116)
Proceeds from sale of available-for-sale securities	3,760	20,374
Proceeds from maturities, calls and principal repayments on available-for-sale securities	785	3,023
Proceeds from sales of loans	4,761	2,967
Net increase in loans	(101,030)	(127,003)
Purchases of premises and equipment	(3,428)	(906)
Net cash used in investing activities	(96,258)	(102,029)

Cash Flows From Financing Activities:
Net increase in deposits	50,807	57,662
Proceeds from issuance of common stock	—	78,191
Funds loaned to the ESOP	—	(7,238)
Proceeds from advances	158,398	288,000
Repayments of advances	(157,023)	(276,000)
Net cash provided by financing activities	52,182	140,615
Net (decrease) increase in cash and cash equivalents	(37,335)	44,629
Cash and Cash Equivalents:
Beginning	59,724	11,716
Ending	$22,389	$56,345
Supplemental Disclosures:
Cash paid during the period:
Interest	$6,737	$4,927
Income taxes	$516	$1,474

Supplemental Disclosures of Noncash Investing Activities:
Transfer of loans held for sale to loans	$—	$2,143

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Interim Financial Statements:  The interim consolidated financial statements at September 30, 2018, and for the three and nine  months ended September 30, 2018 and 2017 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2018, or any other period.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

As of September 30, 2018 and December 31, 2017, there are no liabilities recorded related to uncertain tax positions. Income tax returns filed for years before 2014 are no longer subject to income tax examinations by U.S. federal, state or local tax authorities.

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

Employee Stock Ownership Plan:  Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned ESOP equity account at the average fair market value of the shares during the period and the shares become outstanding for earnings per share computations.  Compensation expense is recognized ratably over the service period based upon management’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital. Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities.  As of September 30, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It addresses the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and form of financial asset and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases six branches and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU reportedly significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

Although early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. The Company is evaluating various CECL models and training is being provided. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $5,012 in cash to cover its minimum reserve requirement of $4,487 at September 30, 2018, and $24,334  in cash to cover its minimum reserve requirements of $23,870 at December 31, 2017, respectively.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
	(Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$22,914	$—	$(495)	$22,419
Mortgage-Backed Securities:
FNMA Certificates	861	—	(23)	838
GNMA Certificates	918	2	—	920
	$24,693	$2	$(518)	$24,177

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

There were no investments classified as held to maturity as of September 30, 2018 and December 31, 2017. There was $3.7 million of securities sold in the three and nine months ended September 30, 2018. There were no sales in the three months ended September 30, 2017.  There were $20,411 of investment securities sold in the nine months ended September 30, 2017.

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2018 and at December 31, 2017:

	September 30, 2018
	(Unaudited)
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$22,419	$(495)	$22,419	$(495)
Mortgage-Backed
FNMA Certificates	—	—	838	(23)	838	(23)
GNMA Certificates	—	—	—	—	—	—
	$—	$—	$23,257	$(518)	$23,257	$(518)

	December 31, 2017
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$24,552	$(359)	$24,552	$(359)
Mortgage-Backed
FHLMC Certificates	—	—	—	—	—	—
FNMA Certificates	1,094	(15)	—	—	1,094	(15)
GNMA Certificates	1,205	(1)	—	—	1,205	(1)
	$2,299	$(16)	$24,552	$(359)	$26,851	$(375)

The Company’s investment portfolio had 13 investment securities at September 30, 2018 and 33 investment securities at December 31, 2017. At September 30, 2018 and December 31, 2017, the Company had 12 and 14 securities, with a gross unrealized loss position.  Management reviewed the financial condition of the entities underlying the securities at both September 30, 2018 and December 31, 2017 and determined that they are not other than temporary impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at September 30, 2018 and December 31, 2017. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, these securities are not included within the maturity summary.

	September 30, 2018
	Available-for-Sale
	(Unaudited)
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$1,990	$1,987
After one year through five years	20,924	20,432
	22,914	22,419
Mortgage-Backed Securities	1,779	1,758
Total	$24,693	$24,177

	December 31, 2017
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
After three months through one year	$1,990	$1,977
After one year through five years	22,921	22,575
	24,911	24,552
Mortgage-Backed Securities	4,323	4,345
Total	$29,234	$28,897

There were no securities pledged at September 30, 2018 and December 31, 2017.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Mortgage loans:
1-4 family residences
Investor-Owned	$295,792	$287,158
Owner-Occupied	95,464	100,854
Multifamily residences	219,958	188,550
Nonresidential properties	191,603	151,193
Construction and land	85,293	67,240
Nonmortgage loans:
Business loans	15,832	12,873
Consumer loans	992	886
	904,934	808,754
Net deferred loan origination costs	1,316	1,020
Allowance for losses on loans	(12,366)	(11,071)
Loans, net	$893,884	$798,703

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)
•

Performance Pass –Existing loans that evidence strong payment history but document less than average strength, financial condition, record of earnings, or projected cash flows with which to service debt.

•

Special Mention – Loans in this category are currently protected but show one or more potential weaknesses and risks which may inadequately protect collectability or borrower’s ability to meet repayment terms at some future date if the weakness is not checked or corrected.

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

The following tables present credit risk ratings by loan segment as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	(Unaudited)
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$378,471	$218,879	$190,171	$69,812	$14,412	$992	$872,737
Special mention	3,581	781	—	8,212	1,420	—	13,994
Substandard	9,204	298	1,432	7,269	—	—	18,203
Doubtful	—	—	—	—	—	—	—
Total	$391,256	$219,958	$191,603	$85,293	$15,832	$992	$904,934

	December 31, 2017
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$370,629	$188,030	$148,253	$59,914	$12,726	$886	$780,438
Special mention	4,667	—	—	650	—	—	5,317
Substandard	12,716	520	2,940	6,676	147	—	22,999
Doubtful	—	—	—	—	—	—	—
Total	$388,012	$188,550	$151,193	$67,240	$12,873	$886	$808,754

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of September 30, 2018 and December 31, 2017, is as follows:

	September 30, 2018
	(Unaudited)
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$295,792	$—	$—	$—	$295,792	$1,283	$—
Owner-Occupied	94,338	694	—	432	95,464	3,088	—
Multifamily	219,934	24	—	—	219,958	—	—
Nonresidential properties	190,715	—	—	888	191,603	1,149	—
Construction and land	85,293	—	—	—	85,293	1,103	—
Nonmortgage Loans:
Business	15,822	—	—	10	15,832	10	—
Consumer	992	—	—	—	992	—	—
Total	$902,886	$718	$—	$1,330	$904,934	$6,633	$—

	December 31, 2017
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$285,485	$1,201	$—	$472	$287,158	$2,178	$7
Owner-Occupied	96,878	585	—	3,391	100,854	5,317	—
Multifamily	188,504	46	—	—	188,550	521	—
Nonresidential properties	149,300	11	—	1,882	151,193	2,170	—
Construction and land	67,240	—	—	—	67,240	1,075	—
Nonmortgage Loans:
Business	12,583	239	—	51	12,873	147	—
Consumer	886	—	—	—	886	—	—
Total	$800,876	$2,082	$—	$5,796	$808,754	$11,408	$7

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of September 30, 2018, 2017 and December 31, 2017:

	For the Nine Months Ended September 30, 2018
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Provision charged to expense	5	(292)	538	454	362	(30)	(3)	—	1,034
Losses charged-off	—	—	—	—	—	(18)	—	—	(18)
Recoveries	2	175	—	7	—	91	4	—	279
Balance, end of period	$3,723	$1,285	$3,647	$1,885	$1,567	$252	$7	$—	$12,366
Ending balance: individually evaluated for impairment	$353	$287	$—	$36	$—	$11	$—	$—	$687
Ending balance: collectively evaluated for impairment	3,370	998	3,647	1,849	1,567	241	7	—	11,679
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,723	$1,285	$3,647	$1,885	$1,567	$252	$7	$—	$12,366
Loans:
Ending balance: individually evaluated for impairment	$6,506	$6,971	$—	$2,597	$1,103	$408	$—	$—	$17,585
Ending balance: collectively evaluated for impairment	289,286	88,493	219,958	189,006	84,190	15,424	992	—	887,349
Total	$295,792	$95,464	$219,958	$191,603	$85,293	$15,832	$992	$—	$904,934

	For the Three Months Ended September 30, 2018
	(Unaudited)
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,687	$1,265	$3,640	$1,679	$1,291	$180	$9	$—	$11,751
Provision charged to expense	36	18	7	203	276	65	(3)	—	602
Losses charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	2	—	3	—	7	1	—	13

Balance, end of period	$3,723	$1,285	$3,647	$1,885	$1,567	$252	$7	$—	$12,366

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the nine months ended September 30, 2018 and 2017  and for the year ended December 31, 2017:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Nine Months Ended September 30, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$14,717	$7,083	$6,394	$13,477	$640	$16,281	$550
Multifamily		—	—	—	—	104	—
Nonresidential properties	2,807	2,114	484	2,597	36	3,141	104
Construction and land	1,329	1,103	—	1,103	—	1,092	—
Nonmortgage Loans:
Business	450	398	10	408	11	488	17
Consumer	—	—	—	—	—	—	—
Total	$19,303	$10,698	$6,888	$17,585	$687	$21,106	$671

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Nine Months Ended September 30, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
(Unaudited)
Mortgages:
1-4 Family	$19,582	$9,527	$8,748	$18,275	$897	$18,099	$696
Multifamily	—	—	—	—	—	—	—
Nonresidential properties	4,028	2,907	499	3,406	40	5,690	130
Construction and land	1,211	1,075	—	1,075	—	1,082	—
Nonmortgage Loans:
Business	555	513	—	513	—	573	18
Consumer	—	—	—	—	—	—	—
Total	$25,376	$14,022	$9,247	$23,269	$937	$25,444	$844

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$20,036	$10,651	$8,161	$18,812	$506	$18,512	$890
Multifamily	533	520	—	520	375	166	—
Nonresidential properties	4,729	3,633	495	4,128	—	5,231	166
Construction and land	1,233	1,075	—	1,075	39	1,042	—
Nonmortgage Loans:
Business	667	529	96	625	2	594	24
Consumer	—	—	—	—	—	—	—
Total	$27,198	$16,408	$8,752	$25,160	$922	$25,545	$1,080

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

As of and for the nine months ended September 30, 2018, there were no loans restructured as a TDR. As of and for the year ended December 31, 2017, there was one loan restructured as a TDR.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Nine Months Ended September 30, 2018 (Unaudited)			modification (Unaudited)
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	1	$176
Total	—	$—	$—	1	$176
Combination of rate, maturity, other	—	$—	$—	1	$176
Total	—	$—	$—	1	$176

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2017			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$176	$176	—	$—
Total	1	$176	$176	—	$—
Combination of rate, maturity, other	1	$176	$176	—	$—
Total	1	$176	$176	—	$—

At September 30, 2018, there were 43 troubled debt restructured loans, included in impaired loans, of $14,624.  At December 31, 2017, there were 49 troubled debt restructured loans, included in impaired loans, of $18,371. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated $676 and $921 at September 30, 2018 and December 31, 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Premises and Equipment

A summary of premises and equipment at September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Land	$3,979	$3,979
Buildings and improvements	16,368	15,972
Leasehold improvements	22,190	20,973
Furniture, fixtures and equipment	6,690	4,875
	49,227	45,799
Less accumulated depreciation and amortization	(19,934)	(18,627)
	$29,293	$27,172

Depreciation and amortization expense amounted to $454 and $402 for the three months ended September 30, 2018 and 2017, respectively, and $1,307 and $1,205, for the nine months ended September 30, 2018 and 2017, respectively, and are included in occupancy expense in the accompanying consolidated statements of income (loss). Leasehold improvements increased by $1,217, to $22,190 at September 30, 2018 mainly due to the investments made in branches and other delivery services. Equipment also increased by $1,815, to $6,690 at September 30, 2018, mainly as result of investments in new ATMs that are being installed in the branches.

Note 6.	Deposits

Deposits at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Demand	$101,835	$103,001
Interest-bearing deposits:
NOW/IOLA accounts	27,089	27,758
Money market accounts	70,302	46,497
Savings accounts	128,653	126,668
Total savings, NOW and money market	226,044	200,923
Certificates of deposit of $250K or more	86,182	80,300
All other certificates of deposit	350,731	329,761
Total certificates of deposit	436,913	410,061
Total interest-bearing deposits	662,957	610,984
Total deposits	$764,792	$713,985

At September 30, 2018 scheduled maturities of certificates of deposit were as follows:

September 30,
2019	$194,592
2020	89,875
2021	89,544
2022	53,737
2023	9,165
$436,913

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 6.	Deposits (Continued)

Overdrawn deposit accounts that have been reclassified to loans amounted to $1,424 and $174 as of September 30, 2018 and December 31, 2017, respectively.

Note 7.	Borrowings

FHLB Advances: The Bank is a member of the Federal Home Loan Bank of New York. At September 30, 2018, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $37,775 and $16,400 of outstanding advances from the FHLB on term basis and an overnight line of credit basis at September 30, 2018 and December 31, 2017, respectively.  The Bank also had a guarantee from the FHLB through a standby letter of credit of $7,639 and $6,614 at September 30, 2018 and December 31, 2017, respectively.  Additionally, the Bank had an unsecured fed funds line in the amount of $25,000 and $22,000 with a correspondent bank at September 30, 2018 and December 31, 2017, of which $0 and $20,000 were outstanding as of September 30, 2018 and December 31, 2017, respectively.

Borrowed funds at September 30, 2018 and December 31, 2017 consist of the following and are summarized by maturity and call date below:

	September 30,			December 31,
	2018 (Unaudited)			2017
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit Advance	$—	$—	—%	$20,000	$20,000	1.64%

FHLB Term advances ending September 30:
2020	1,400	1,400	2.11	1,400	1,400	2.11
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	5,000	5,000	1.97	5,000	5,000	1.97
2023	28,375	28,375	2.82	7,000	7,000	2.12
	$37,775	$37,775	2.60%	$36,400	$36,400	1.81%

Interest expense on advances totaled $276 and $66 for the three months ended September 30, 2018 and 2017, and $578 and $127 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, the Bank has eligible collateral of approximately $269,175 and $66,254 in residential 1-4 and multifamily mortgage loans available to secure advances from the FHLB.

Securities Sold under Agreement to Repurchase: At September 30, 2018 and December 31, 2017, the Bank had the ability to borrow up to $25,000 under repurchase agreements with three brokers. The Bank had no securities sold under repurchase agreements with brokers as of September 30, 2018 and December 31, 2017. Interest expense on securities sold under repurchase agreements totaled $0 and $0 for the three and nine months ended September 30, 2018 and 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2018 and 2017 consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Federal:
Current	$400	$452	$595	$1,333
Deferred	(205)	(1,847)	(15)	(1,715)
	195	(1,395)	580	(382)
State and local:
Current	90	54	212	156
Deferred	(401)	(881)	(757)	(1,261)
	(311)	(827)	(545)	(1,105)
Valuation Allowance	304	579	588	830
Provision for income taxes	$188	$(1,643)	$623	$(657)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 34% for the three and nine months ended September 30, 2018 and 2017, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Income tax, at federal rate	$123	$(1,650)	$559	$(741)
State and local tax, net of federal taxes	(246)	(99)	(430)	(273)
Valuation allowance, net of the federal benefit	305	106	589	357
Other	6	—	(95)	—
	$188	$(1,643)	$623	$(657)

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”) which, beginning in 2018, reduced the Company’s corporate income tax rate from 34% to 21%, but eliminates or increases certain permanent differences.

Our annualized estimated effective tax rate (AETR) for the three and nine months period ended September 30, 2018 reflects our assumption that pre-tax income for the period is proportional to annual pre-tax income.  Our AETR may change in future periods as we revise our estimate of annual pre-tax income.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets when it is more likely than not that these deferred tax assets will not be realized. The valuation allowance increased by $304 and $588 for the three and nine months ended September 30, 2018, respectively.  Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

At September 30, 2018 and December 31, 2017, there are no unrecognized tax benefits recorded.  It is not expected that the total amount of unrecognized tax benefits will significantly increase in the next twelve months. Interest and penalties are recognized on unrecognized tax benefits as a component of income tax expense.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax.  The Company is no longer subject to examination by taxing authorities for years before 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2018 and December 31, 2017 are presented below:

	At September 30,	At December 31,
	2018	2017
	(Unaudited)
Deferred tax assets:
Allowance for losses on loans	$3,848	$3,444
Pension obligations	2,435	2,402
Interest on nonaccrual loans	59	415
Unrealized loss on available-for-sale securities	65	72
Amortization of intangible assets	107	120
Deferred rent payable	161	194
Net operating losses	2,906	2,444
Charitable contribution carryforward	1,722	1,840
Other	297	162
Total gross deferred tax assets	11,600	11,093
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,124	3,134
Depreciation and amortization of premises and equipment	242	601
Deferred loan fees	409	317
Other	5	18
Total gross deferred tax liabilities	3,780	4,070
Valuation allowance	3,702	3,114
Net deferred tax assets	$4,118	$3,909

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans

Defined Benefit Plan:

Effective January 1, 2007, the noncontributory defined benefit pension plan (the “Old Pension Plan”) of the Company was replaced with a qualified defined contribution plan (the “401(k) Plan”) as noted in more detail below. The Old Pension Plan covered substantially all employees. Employees were eligible to participate after one year of service. Normal retirement age was 65, with an early retirement provided for at age 55. The Old Pension Plan was effectively frozen on May 31, 2007 (the curtailment date) and this resulted in an actuarial reassessment of the Old Pension Plan’s future estimated obligations. All participants that are presently vested with the Old Pension Plan will remain in the Old Pension Plan and will receive the full accrued benefit, as defined, upon retirement, in accordance with the plan document.

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017 using a measurement date as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
	(Unaudited)
Projected benefit obligation	$(15,769)	$(15,883)
Fair value of plan assets	14,489	14,732
Funded status	$(1,280)	$(1,151)
Accumulated benefit obligation	$(15,769)	$(15,883)

	September 30, 2018	December 31, 2017
	(Unaudited)
Changes in benefit obligation:
Beginning of period	$15,883	$14,142
Service cost	30	39
Interest Cost	406	581
2017 interest rate change	—	1,338
2017 mortality change	—	1,906
(Gain)/ Loss	3	(1,345)
Administrative cost	(29)	(39)
Benefits paid	(524)	(739)
End of period	$15,769	$15,883

	September 30, 2018	December 31, 2017
	(Unaudited)
Changes in plan assets:
Fair value of plan assets, beginning of period	$14,732	$15,038
Actual return on plan assets	310	472
Employer contributions	—	—
Plan participant contributions	—	—
Benefits paid	(524)	(739)
Administrative expenses paid	(29)	(39)
Fair value of plan assets, end of period	$14,489	$14,732

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, consisted of the following components at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Net loss	$(11,320)	$(11,224)

The components of net periodic benefit cost are as follows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Service cost	$30	$39
Interest cost	406	581
Expected return on plan assets	(645)	(839)
Amortization of prior service cost	19	25
Amortization of (gain)/loss	224	234
Net periodic benefit cost	$34	$40

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Discount rate	3.50%	3.50%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for nine months ended September 30, 2018  and 2017:

	September 30,	September 30,
	2018	2017
	(Unaudited)
Discount rate	3.50%	4.25%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at September 30, 2018 and December 31, 2017 was $14,489 and $14,696, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Employer contributions and benefit payments for the nine months ended September 30, 2018 and 2017 are as follows:

	September 30,	September 30,
	2018	2017
	(Unaudited)
Employer contribution	$—	$—
Benefits paid	$524	$736

Employee benefit payments expected to be paid in the future are as follows:

As of September 30, 2018
2018	$211
2019	736
2020	714
2021	695
2022	700
Thereafter	3,307
$6,363

401(k) Plan:

On January 1, 2007, a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.  Contributions for the three and nine months September 30, 2018 and 2017, if any, were not material to the consolidated financial statements.

Employee Stock Ownership Plan:

In connection with the reorganization, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees.  The ESOP borrowed $7,238 from the Company sufficient to purchase 723,751 shares (approximately 3.92% of the common stock issued in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal.  The loan is expected to be repaid over a period of 15 years.  Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid.

Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

A summary of the ESOP shares is as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Shares committed-to-be released	36,189	48,250
Shares to be allocated to participants	48,250	—
Unallocated shares	639,312	675,501
Total	723,751	723,751
Fair value of unearned shares	$9,660	$10,254

At September 30, 2018 and December 31, 2017, we had $6,712 outstanding of funds borrowed for the ESOP.  We recognized $201 and $614 in compensation expense for the three and nine months ended September 30, 2018, respectively.  There were no ESOP related compensation expenses for the three and nine months ended September 30, 2017.

Supplemental Executive Retirement Plan:

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive.   The SERP expense recognized in the books for the three and nine months ended September 30, 2018, were not material to the consolidated financial statements.

Note 10.	Earnings Per Share

Earnings per share data is not applicable for the period ended September 30, 2017 because the Company had not yet been formed and had no shares outstanding at a Company or Bank level.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(Unaudited)
Net income for the period	$402	$2,041

Shares Outstanding for basic EPS:
Weighted average shares outstanding	18,463,028	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	651,244	663,217
Basic weighted shares outstanding	17,811,784	17,799,811
Basic earnings per share	$0.02	$0.11

Potential dilutive common shares	—	—
Diluted weighted average shares outstanding	17,811,784	17,799,811

Diluted earnings per share	$0.02	$0.11

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Commitments to grant mortgage loans	$51,320	$54,423
Unfunded commitments under lines of credit	46,166	33,641
Standby letters of credit	7,759	6,734
	$105,245	$94,798

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

Lease Commitments: At September 30, 2018, there are noncancelable operating leases for office space that expire on various dates through 2031. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Net rental expenses under operating leases, included in occupancy expense, totaled $351 and $349 for the three months ended September 30, 2018 and 2017, respectively.  Net rental expenses under operating leases, included in occupancy expense, totaled $1,097 and $1,057 for the nine months ended September 30, 2018 and 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 11.	Commitments, Contingencies and Credit Risk (Continued)

The projected minimum rental payments under the terms of the leases at September 30, 2018 are as follows:

September 30,
(Unaudited)
2018	$342
2019	1,076
2020	1,107
2021	1,140
2022	1,043
Thereafter	6,671
$11,379

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2018
			(Unaudited)
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$22,419	$—	$22,419	$—
Mortgage-Backed Securities:
FNMA Certificates	838	—	838	—
GNMA Certificates	920	—	920	—
	$24,177	$—	$24,177	$—

		December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,552	$—	$24,552	$—
Mortgage-Backed Securities:
FNMA Certificates	1,103	—	1,103	—
GNMA Certificates	3,242	—	3,242	—
	$28,897	$—	$28,897	$—

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy utilized to determine the fair value:

September 30, 2018
(Unaudited)
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,585	$—	$—	$17,585
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$25,160	$—	$—	$25,160
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2018 and 2017, respectively.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

As of September 30, 2018 and December 31, 2017, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2018 (Unaudited)
Financial assets:
Cash and cash equivalents	$22,389	$22,389	$—	$—	$22,389
Investment securities	24,177	—	24,177	—	24,177
Loans held for sale	—	—	—	—	—
Loans receivable, net	893,884	—	—	901,929	901,929
Accrued interest receivable	3,609	—	3,609	—	3,609
FHLB stock	2,621	2,621	—	—	2,621
Pension plan asset	14,566	—	—	14,489	14,489
Financial liabilities:
Deposits:
Demand deposits	101,835	101,835	—	—	101,835
Interest-bearing deposits	226,044	226,044	—	—	226,044
Certificates of deposit	436,913	—	438,147	—	438,147
Advance payments by borrowers for taxes and insurance	7,219	—	7,219	—	7,219
Advances from FHLB	37,775	37,775	—	—	37,775
Accrued interest payable	75	—	75	—	75

December 31, 2017
Financial assets:
Cash and cash equivalents	$59,724	$59,724	$—	$—	$59,724
Investment securities	28,897	—	28,897	—	28,897
Loans held for sale	—	—	—	—	—
Loans receivable, net	798,703	—	—	813,160	813,160
Accrued interest receivable	3,335	—	3,335	—	3,335
FHLB stock	1,511	1,511	—	—	1,511
Pension plan asset	14,735	—	—	14,696	14,696
Financial liabilities:
Deposits:
Demand deposits	103,001	103,001	—	—	103,001
Interest-bearing deposits	200,923	200,923	—	—	200,923
Certificates of deposit	410,061	—	414,902	—	414,902
Advance payments by borrowers for taxes and insurance	5,025	—	5,025	—	5,025
Advances from FHLB	36,400	36,400	—	—	36,400
Accrued interest payable	42	—	42	—	42

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2018 and December 31, 2017.

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

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). Management believes that, as of September 30, 2018 and December 31, 2017, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The applicable capital buffer was 11.6% at September 30, 2018 and 12.7% at December 31, 2017.

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

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018 (Unaudited)
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$184,605	24.77%	$59,626	8.00%	$74,532	10.00%
Tier 1 Capital to Risk-Weighted Assets	175,247	23.51%	44,719	6.00%	59,626	8.00%
Common Equity Tier 1 Capital Ratio	175,247	23.51%	33,540	4.50%	48,446	6.50%
Tier 1 Capital to Total Assets	175,247	18.17%	38,574	4.00%	48,218	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$145,781	19.60%	$59,495	8.00%	$74,368	10.00%
Tier 1 Capital to Risk-Weighted Assets	136,443	18.35%	44,621	6.00%	59,495	8.00%
Common Equity Tier 1 Capital Ratio	136,443	18.35%	33,466	4.50%	48,339	6.50%
Tier 1 Capital to Total Assets	136,443	13.78%	39,615	4.00%	49,518	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2018 (Unaudited) and December 31, 2017, and Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

December 31, 2017
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$181,196	26.57%	$54,557	8.00%	$68,196	10.00%
Tier 1 Capital to Risk-Weighted Assets	172,603	25.31%	40,917	6.00%	54,557	8.00%
Common Equity Tier 1 Capital Ratio	172,603	25.31%	30,688	4.50%	44,327	6.50%
Tier 1 Capital to Total Assets	172,603	20.02%	34,501	4.00%	43,127	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$141,120	20.73%	$54,447	8.00%	$68,059	10.00%
Tier 1 Capital to Risk-Weighted Assets	132,577	19.48%	40,835	6.00%	54,447	8.00%
Common Equity Tier 1 Capital Ratio	132,577	19.48%	30,626	4.50%	44,238	6.50%
Tier 1 Capital to Total Assets	132,577	14.67%	36,152	4.00%	45,190	5.00%

Note 14.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2018
	(Unaudited)
	December 31, 2017	Change	September 30, 2018
Unrealized gains (losses) on securities available for sale, net	$(221)	$(187)	$(408)
Unrealized losses on pension benefits, net	(7,630)	(63)	(7,693)
Total	$(7,851)	$(250)	$(8,101)

	December 31, 2017
	December 31, 2016	Change	December 31, 2017
Unrealized gains (losses) on securities available for sale, net	$(166)	$(55)	$(221)
Unrealized gains (losses) on pension benefits, net	(6,084)	(1,546)	(7,630)
Total	$(6,250)	$(1,601)	$(7,851)

Note 15.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Beginning balance	$1,396	$1,509	$1,351	$1,573
Originations	50	—	161	—
Payments	(94)	(28)	(160)	(92)
Ending balance	$1,352	$1,481	$1,352	$1,481

The Company held deposits in the amount of $6,354 and $5,959  from officers and directors at September 30, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10Q.

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

Additional factors that may affect our results are discussed in Form 10-K under the heading “Risk Factors” filed with the SEC on April 2, 2018.  As of September 30, 2018, the risk factors of the Company have not changed materially from those disclosed in Form 10-K.

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

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the un-collectability of a loan balance, or portion thereof, is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Management believes that the allowance for loan losses is appropriate at September 30, 2018.  The allowance for loan losses is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets were $982.7 million at September 30, 2018, an increase of $57.2 million, or 6.2%, when compared to $925.5 million at December 31, 2017 primarily due to the continuation of our loan growth strategy.

Cash and Cash Equivalents. Cash and cash equivalents decreased $37.3 million, or 62.5%, to $22.4 million at September 30, 2018, when compared to $59.7 million at December 31, 2017. The decrease in cash and cash equivalents was primarily driven by the funding of the loan portfolio due to the increase in loan originations.

Net Loans Receivable. Net loans receivable increased $95.2 million, or 11.9%, to $893.9 million at September 30, 2018 from $798.7 million at December 31, 2017. During the nine months ended September 30, 2018, there were amounts disbursed totaling $195.8 million in loans, $33.4 million of which were one-to-four family residential loans, $53.2 million were non-residential loans, $41.3 million were multi-family loans, $66.5 million were land and construction loans (including $53.2 million of advances),  $565,000 were consumer loans, and business loans disbursed $841,000. Principal repayments and other credits to net loans receivable for the nine months ended September 30, 2018 were $100.6 million.

Available-for-sale securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities decreased $4.7 million, or 16.3% to $24.2 million at September 30, 2018 from $28.9 million at December 31, 2017. The decrease was primarily driven by securities sold totaling $3.7 million.

Deposits.  Total deposits increased $50.8 million, or 7.1%, to $764.8 million at September 30, 2018 from $714.0 million at December 31, 2017. The increase was primarily due to increases in certificates of deposits of $26.9 million, or 6.5%, to $436.9 million at September 30, 2018 from $410.1 million at December 31, 2017.  In addition, money market accounts increased $23.8 million, or 51.2%, to $70.3 million at September 30, 2018 from $46.5 million at December 31, 2017. The increase in certificates of deposits was primarily attributed to $17.8 million in brokered deposits and $21.1 million in listing service deposits, offset by $12.0 million in maturities and draws.  Savings and NOW accounts increased $1.3 million, or 0.8% to $155.7 million at September 30, 2018 from $154.4 million at December 31, 2017. Demand deposit accounts decreased $1.2 million, or 1.1%, to $101.8 million at September 30, 2018 from $103.0 million at December 31, 2017. Brokered and listing service deposits are alternative funding sources that have previously been available, but have not historically been used as a funding source. Deposits obtained through a listing service are not considered brokered because the listing service does not engage in the business of placing deposits; it simply compiles information about interest rates offered on certificates of deposits by other insured depository institutions, then makes the list available to subscribing financial institutions. The brokered and listing service certificates of deposits provide an alternative funding source to fund loan growth and to lock in interest rates and complementary maturity structures in a rising rate environment.

Borrowings. We had outstanding borrowings at September 30, 2018 and December 31, 2017 of $37.8 million and $36.4 million, respectively.  These borrowings are in the form of advances from the Federal Home Loan Bank of New York (FHLB) and borrowings from our correspondent banking relationships. Historically, we have had limited reliance on borrowings to fund our operations.  However, we may utilize advances from the FHLB and borrowings from our correspondent bank relationships to supplement the supply of investable funds and further our organic loan growth.

Stockholders’ Equity. Total stockholders’ equity increased $2.3 million, or 1.4%, to $167.1 million at September 30, 2018 from $164.8 million at December 31, 2017. The increase was substantially due to net income of $2.0 million.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income increased $3.6 million, or 112.5%, to $402,000 for the three months ended September 30, 2018, compared to a net loss of $3.2 million for the three months ended September 30, 2017. The increase was due to an increase in net interest income after provision for loan losses of $535,000, or 6.6%, to $8.6 million for the three months ended September 30, 2018 from $8.1 million for the same period last year, and a reduction of non-interest expense of $4.9 million, or 36.1%, to $8.8 million for the three months ended September 30, 2018 from $13.7 million for the same period last year. Non-interest expense for the three months ended September 30, 2017 includes a one-time, pre-tax contribution of $6.3 million to establish the Ponce De Leon Foundation, that was made as part of the reorganization of Ponce De Leon Federal Bank, Ponce Bank’s predecessor. These changes were offset by a reduction in non-interest income of $54,000, or 7.0%, to $714,000 for the three months ended September 30, 2018 from $768,000 for the three months ended September 30, 2017, and an increase of $1.8 million in income tax expense, or 111.4%, to $188,000 for the three months ended September 30, 2018 from a net tax benefit of $1.6 million, for the three months ended September 30, 2017.  Excluding this one-time contribution, net income would have been $953,000 for the three months ended September 30, 2017.

Interest Income. Interest and dividend income increased $1.5 million, or 15.5%, to $11.7 million for the three months ended September 30, 2018 from $10.2 million for the same period last year. The increase was due primarily to a $1.6 million, or 16.1%, increase in interest income on loans, which is our primary source of interest income. Our average balance of loans increased $128.1 million, or 16.7%, to $890.1 million for the three months ended September 30, 2018 from $762.0 million for the three months ended September 30, 2017. The increase in average balance resulted primarily from increases in the multifamily residential and nonresidential mortgage loan portfolios. Our average yield on loans decreased 3 basis points to 5.12% for the three months ended September 30, 2018 from 5.15% for the same period last year, as higher-yielding loans have been repaid or refinanced.

Interest and dividends income on investment securities, FHLB stock and FHLB demand deposit account decreased $17,000, or 6.3%, to $254,000 for the three months ended September 30, 2018 from $271,000 for the same period last year. The average rate we earned on investment securities and FHLB stock increased 52 basis points to 1.65% for the three months ended September 30, 2018 from 1.13% for the same period last year. Our average balance of investment securities, FHLB stock and FHLB demand deposit account decreased $33.9 million, or 35.68%, to $61.1 million for the three months ended September 30, 2018 from $95.0 million for the three months ended September 30, 2017.

Interest Expense. Interest expense increased $674,000 or 37.1%, to $2.5 million for the three months ended September 30, 2018 from $1.8 million for the same period last year. The increase was the result of an increase in interest expense on borrowings, certificates of deposit, and other deposits.  Specifically, interest expense on certificates of deposits increased $368,000, or 23.2%, to $1.9 million for the three months ended September 30, 2018 from $1.6 million for the same period in 2017. The average balance of certificates of deposit increased $30.8 million, or 7.6%, to $435.2 million for the three months ended September 30, 2018 from $404.4 million for the same period last year, while the average rate we paid on certificates of deposit increased 23 basis points to 1.77% for the three months ended September 30, 2018 from 1.54% for the three months ended September 30, 2017.

Interest expense on other deposits and borrowings increased $306,000 to $548,000 for the three months ended September 30, 2018 from $242,000 for the three months ended September 30, 2017. The average balance of other deposits and borrowings increased $31.0 million, or 13.47%, to $261.5 million for the three months ended September 30, 2018 from $230.5 million for the same period last year, and the average rate we paid on other deposits and borrowings increased 42 basis points to 0.83% for the three months ended September 30, 2018  from 0.41% for the same period in 2017, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $899,000, or 10.8%, to $9.2 million for the three months ended September 30, 2018 from $8.3 million for the three months ended September 30, 2017, primarily as a result of increasing loan volumes offset by lower average market yields on earning assets. Our average net interest-earning assets increased by $30.9 million, or 14.3%, to $247.1 million for the three months ended September 30, 2018 from $216.1 million for the same period in 2017, due primarily to our loan growth, described above. Our net interest rate spread decreased by 9 basis points to 3.49% for the three months ended September 30, 2018 from 3.58% for the three months ended September 30, 2017, and our net interest margin remained at 3.86% for both periods.

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

After an evaluation of these factors, we established a provision for loan losses for the three months ended September 30, 2018 of $602,000 as compared to $238,000 for the three months ended September 30, 2017. Our allowance for loan losses was $12.4 million at September 30, 2018 as compared to $11.1 million at December 31, 2017. The allowance for loan losses to total loans was 1.37% at three months ended September 30, 2018 as well as 1.37% at December 31, 2017, and the allowance for loan losses to non-performing loans increased to 186.4% at September 30, 2018 from 97.1% at December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. The decrease in non-interest income for the three months ended September 30, 2018 compared to the same period in 2017 was due to the following changes:

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$191	$231	$(40)	(17.3%)
Brokerage commissions	286	$167	119	71.3%
Late and prepayment charges	65	157	(92)	(58.6%)
Other	172	213	(41)	(19.2%)
Total noninterest income	$714	$768	$(54)	(7.0%)

Non-interest Expenses. Non-interest expenses decreased $5.0 million, or 36.1% to $8.8 million for the three months ended September 30, 2018, compared to $13.7 million for the same period in 2017. The decrease is mainly attributed to a one-time contribution of $6.3 million to the Ponce De Leon Foundation that was made as part of the reorganization of Ponce De Leon Federal Bank, Ponce Bank’s predecessor, on September 29, 2017.  Compensation and benefits expense increased by $327,000 mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Occupancy expenses increased $173,000 and office supplies, telephone and postage increased $58,000. Insurance and surety bond premiums increased $43,000; direct loan expenses increased $76,000; and data processing increased $26,000. Other operating expenses increased by $683,000, primarily due to legal expenses of $278,000; consultant fees of $181,000, audit fees of $121,000 and professional services of $154,000. In addition, losses on securities sold increased $20,000 and organizational dues and subscriptions increased $82,000.  These increases were partially offset by a decrease of $106,000 in loss on loans sold for the three months ended September 30, 2018 compared to the same period in 2017.

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,547	$4,220	$327	7.7%
Occupancy	1,585	1,412	173	12.3%
Data processing	342	316	26	8.2%
Direct loan expense	265	189	76	40.2%
Insurance and surety bond premiums	87	44	43	97.7%
Office supplies, telephone and postage	308	250	58	23.2%
Federal deposit insurance premiums	68	122	(54)	(44.3%)
Charitable foundation contribution	—	6,293	(6,293)	100.0%
Other operating expenses	1,567	884	683	77.3%
Total noninterest expense	$8,769	$13,730	$(4,961)	(36.1%)

Income Tax Provision (Benefit). We incurred income tax expense of $188,000 and an income tax benefit of $1.6 million for the three months ended September 30, 2018 and 2017, respectively, resulting in effective rates of 31.9% and 33.9%, respectively. The results for the three months ended September 30, 2017 include a one-time pre-tax contribution of $6.3 million to establish the Ponce De Leon Foundation, with a corresponding tax benefit of $2.5 million.  At September 30, 2018, net deferred tax assets amounted to 4.1 million compared to $3.9 million at December 31, 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income increased $3.5 million, or 234.0%, to $2.0 million for the nine months ended September 30, 2018, compared to a net loss $1.5 million for the nine months ended September 30, 2017. The increase was due to an increase net interest income after provision for loan losses of $2.8 million, or 12.0%, to $26.0 million for the nine months ended September 30, 2018 from $23.2 million for the same period last year,  and a decrease in non-interest expense of $2.3 million, or 8.4%, to $25.5 million for the nine months ended September 30, 2018 from $27.8 million for the same period last year.  Non-interest expense for the nine months ended September 30, 2017 includes a one-time, pre-tax contribution of $6.3 million to establish the Ponce De Leon Foundation, that was made as part of the reorganization of Ponce De Leon Federal Bank.  These changes were offset by a decrease in non-interest income of $294,000, or 12.2%, to $2.1 million for the nine months ended September 30, 2018, from $2.4 million for the same period in 2017, and by an increase of $1.3 million, or 194.8%, to $623,000 in provision for income taxes for the nine months ended September 30, 2018 from a tax benefit of $657,000 for the same period last year.  Excluding this one-time contribution, net income would have been $2.8 million for the nine months ended September 30, 2017.

Interest Income. Interest and dividend income increased $5.2 million, or 18.0%, to $33.8 million for the nine months ended September 30, 2018 from $28.6 million for the same period last year. The increase was due primarily to a $4.9 million, or 17.3%, increase in interest income on loans receivable, which is our primary source of interest income. Our average balance of loans increased $139.1 million, or 19.6%, to $850.3 million for the nine months ended September 30, 2018 from $711.2 million for the nine months ended September 30, 2017. The increase in average balance resulted primarily from increases in the construction and land, multifamily residential and nonresidential properties mortgage loan portfolios. Our average yield on loans decreased 10 basis points to 5.18% for the nine months ended September 30, 2018 from 5.28% for the same period last year, as higher-yielding loans have been repaid or refinanced.

Interest and dividends income on investment securities, FHLB stock, and FHLB demand account increased $313,000, or 52.5%, to $909,000 for nine months ended September 30, 2018 from $596,000 for the same period last year. The average rate we earned on investment securities and FHLB stock increased 50 basis points to 1.67% for the nine months ended September 30, 2018 from 1.17% for the same period last year. Our average balance of investment securities and FHLB stock and FHLB demand deposit account increased $4.6 million, or 6.8%, to $72.5 million for the nine months ended September 30, 2018 from $68.0 million for the nine months ended September 30, 2017.

Interest Expense. Interest expense increased $1.8 million or 37.3%, to $6.8 million for the nine months ended September 30, 2018 from $5.0 million for the same period last year. The rise was the result of a growth in interest expense on borrowings, certificates of deposit, and other deposits.  Specifically, interest expense on certificates of deposits increased $1.2 million, or 28.2%, to $5.5 million for the nine months ended September 30, 2018 from $4.3 million for the same period in 2017. The average balance of certificates of deposit increased $55.5 million, or 14.5%, to $438.1 million for the nine months ended September 30, 2018 from $382.6 million for the same period last year, while the average rate we paid on certificates of deposit increased 18 basis points to 1.69% for the nine months ended September 30, 2018  from 1.51% for the nine months ended September 30, 2017.

Interest expense on other deposits and borrowings increased $620,000 to $1.2 million for the nine months ended September 30, 2018 from $613,000 for the nine months ended September 30, 2017. The average balance of other deposits and borrowings increased $21.5 million, or 9.8%, to $240.3 million for the nine months ended September 30, 2018 from $218.8 million for the same period last year, and the average rate we paid on other deposits and borrowings increased 31 basis points to 0.68% for the nine months ended September 30, 2018 from 0.37% for the same period in 2017, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $3.3 million, or 14.0%, to $27.0 million for the nine months ended September 30, 2018 from $23.7 million for the nine months ended September 30, 2017, primarily as a result of increasing loan volumes offset by lower market yields on earning assets. Our average net interest-earning assets increased by $65.3 million, or 38.0%, to $237.1 million for the nine months ended September 30, 2018 from $171.8 million for the same period in 2017, due primarily to our loan growth, described above. Our net interest rate spread decreased by 25 basis points to 3.58% for the nine months ended September 30, 2018 from 3.83% for the nine months ended September 30, 2017, and our net interest margin decreased by 15 basis points to 3.92% for the nine months ended September 30, 2018 from 4.07% for the same period last year, reflecting primarily a higher cost of funds and lower market yields on earning assets.

Provision for Loan Losses.  The provision for loan losses increased $537,000, or 108.0%, to $1.0 million for the nine months ended September 30, 2018 from $497,000 for the same nine months period in 2017.  Our allowance for loan losses was $12.4 million at September 30, 2018 as compared to $11.1 million at December 31, 2017. The allowance for loan losses to total loans was 1.37% at nine months ended September 30, 2018 as well as 1.37% at December 31, 2017, and the allowance for loan losses to non-performing loans increased to 186.4% at September 30, 2018 from 97.1% at December 31, 2017.

Non-interest Income. The decrease in non-interest income for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to decreases of $276,000, in late payments and charges and $57,000 in service charges and fees.

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$627	$684	$(57)	(8.3%)
Brokerage commissions	424	453	(29)	(6.4%)
Late and prepayment charges	327	603	(276)	(45.8%)
Other	744	676	68	10.1%
Total noninterest income	$2,122	$2,416	$(294)	(12.2%)

Non-interest Expenses. Non-interest expenses decreased $2.3 million, or 8.4% to $25.5 million for the nine months ended September 30, 2018 as compared to $27.8 million in the same period in 2017. The results for the nine months ended September 30, 2017 include a one-time, pre-tax contribution of $6.3 million to establish the Ponce De Leon Foundation, that was made as part of the reorganization of Ponce De Leon Federal Bank, Ponce Bank’s predecessor.   Compensation and benefits expense increased $1.5 million mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Occupancy expenses increased $559,000 and office, telephone and postage increased $174,000. Other operating expenses increased by $1.8 million, primarily due to increases in legal and consultant fees of $1.0 million, audit and professional services of $442,000, loss on loans sold of $124,000, and in organizational dues and subscriptions of $176,000.

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$13,466	$12,005	$1,461	12.2%
Occupancy	4,794	4,235	559	13.2%
Data processing	1,050	1,181	(131)	(11.1%)
Direct loan expense	572	558	14	2.5%
Insurance and surety bond premiums	275	205	70	34.1%
Office supplies, telephone and postage	960	786	174	22.1%
Federal deposit insurance premiums	202	246	(44)	100.0%
Charitable foundation contribution	—	6,293	(6,293)	(100.0%)
Other operating expenses	4,164	2,320	1,844	79.5%
Total noninterest expense	$25,483	$27,829	$(2,346)	(8.4%)

Income Tax Provision (Benefit). We incurred income tax expense of $623,000 and an income tax benefit of $657,000 for the nine months ended September 30, 2018 and 2017, respectively, resulting in effective rates of 23.4% and 30.1%, respectively. The results for the nine months ended September 30, 2017 includes a one-time, pre-tax contribution of $6.3 million to establish the Ponce De Leon Foundation, that was made as part of the reorganization of Ponce De Leon Federal Bank, Ponce Bank’s predecessor.  At September 30, 2018 net deferred tax assets amounted to $4.1 million compared to $3.9 million at December 31, 2017.

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

	For the Three Months Ended September 30,
	2018			2017
	(Unaudited)
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$890,063	$11,483	5.12%	$762,048	$9,893	5.15%
Available-for-sale securities	25,330	89	1.39%	29,543	104	1.40%
Other (2)	35,792	165	1.83%	65,468	167	1.01%
Total interest-earning assets	951,185	11,737	4.90%	857,059	10,164	4.70%
Non-interest-earning assets	32,634			33,946
Total assets	$983,819			$891,005
Interest-bearing liabilities:
Savings accounts	$126,329	$224	0.70%	$130,855	$131	0.40%
Interest-bearing demand	92,148	47	0.20%	78,373	44	0.22%
Certificates of deposit	435,159	1,942	1.77%	404,365	1,574	1.54%
Total deposits	653,636	2,213	1.34%	613,593	1,749	1.13%
Advance payments by borrowers	7,409	1	0.05%	6,060	1	0.07%
Borrowings	43,057	276	2.54%	21,267	66	1.23%
Total interest-bearing liabilities	704,102	2,490	1.40%	640,920	1,816	1.12%
Non-interest-bearing liabilities:
Non-interest-bearing demand	105,376	—		148,251	—
Other non-interest-bearing liabilities	6,456	—		3,391	—
Total non-interest-bearing liabilities	111,832	—		151,642	—
Total liabilities	815,934	2,490		792,562	1,816
Total equity	167,885			98,443
Total liabilities and total equity	$983,819		1.40%	$891,005		1.12%
Net interest income		$9,247			$8,348
Net interest rate spread (3)			3.49%			3.58%
Net interest-earning assets (4)	$247,083			$216,139
Net interest margin (5)			3.86%			3.86%
Average interest-earning assets to interest-bearing liabilities			135.09%			133.72%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2018			2017
	(Unaudited)
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$850,316	$32,922	5.18%	$711,179	$28,065	5.28%
Available-for-sale securities	27,417	299	1.46%	38,628	376	1.30%
Other (2)	45,113	610	1.81%	29,264	220	1.01%
Total interest-earning assets	922,846	33,831	4.90%	779,071	28,661	4.92%
Non-interest-earning assets	33,815			33,553
Total assets	$956,661			$812,624
Interest-bearing liabilities:
Savings accounts	$125,643	$502	0.53%	$129,673	$375	0.39%
Interest-bearing demand	84,649	150	0.24%	74,506	108	0.19%
Certificates of deposit	438,121	5,539	1.69%	382,653	4,318	1.51%
Total deposits	648,413	6,191	1.28%	586,832	4,801	1.09%
Advance payments by borrowers	7,345	3	0.05%	5,865	3	0.07%
Borrowings	30,030	578	2.57%	14,616	127	1.16%
Total interest-bearing liabilities	685,788	6,772	1.32%	607,313	4,931	1.09%
Non-interest-bearing liabilities:
Non-interest-bearing demand	98,247	—		106,222	—
Other non-interest-bearing liabilities	5,555	—		3,346	—
Total non-interest-bearing liabilities	103,802	—		109,568	—
Total liabilities	789,590	6,772		716,881	4,931
Total equity	167,071			95,743
Total liabilities and total equity	$956,661		1.32%	$812,624		1.09%
Net interest income		$27,059			$23,730
Net interest rate spread(3)			3.58%			3.83%
Net interest-earning assets (4)	$237,058			$171,758
Net interest margin (5)			3.92%			4.07%
Average interest-earning assets to interest-bearing liabilities			134.57%			128.28%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	(Unaudited)			(Unaudited)
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$1,875	$(285)	$1,590	$5,704	$(847)	$4,857
Securities	(14)	(1)	(15)	(120)	43	(77)
Other	(294)	292	(2)	28	362	390
Total interest-earning assets	1,567	6	1,573	5,612	(442)	5,170
Interest-bearing liabilities:
Savings accounts	(294)	387	93	(58)	185	127
Interest-bearing demand	22	(19)	3	6	36	42
Certificates of deposit	(616)	984	368	425	796	1,221
Total deposits	(888)	1,352	464	372	1,018	1,390
Advance payments by borrowers	1	(1)	—	1	(1)	—
Borrowings	(355)	565	210	27	424	451
Total interest-bearing liabilities	(1,242)	1,916	674	400	1,441	1,841
Change in net interest income	$2,808	$(1,909)	$899	$5,214	$(1,885)	$3,329

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

The table below sets forth, as of September 30, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$31,449	-10.32%
+300	32,758	-6.58%
+200	33,810	-3.58%
+100	34,597	-1.34%
Level	35,067	0.00%
-100	35,322	0.73%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 3.58% decrease in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 0.73% increase in net interest income.

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

The table below sets forth, as of September 30, 2018, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$130,322	$(40,537)	-23.73%	14.24%	(282)
+300	140,254	(30,605)	-17.91%	14.99%	(207)
+200	150,905	(19,954)	-11.68%	15.76%	(130)
+100	161,650	(9,209)	-5.39%	16.50%	(56)
------	170,859	—	0.00%	17.06%	—
-100	178,664	7,805	4.57%	17.47%	41

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 11.68% decrease in net present value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 4.57% increase in net present value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2018
	(Unaudited)
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$16,895	$16,895	$16,895	$16,895	$16,895	$16,895	$16,895	$5,494	$22,389
Securities	2,149	2,299	3,154	20,809	24,693	24,693	24,693	(516)	24,177
Net loans (includes LHFS)	67,893	110,428	189,844	351,006	831,152	900,095	900,095	(6,211)	893,884
FHLB Stock	2,621	2,621	2,621	2,621	2,621	2,621	2,621	—	2,621
Other assets	—	—	—	—	—	—	—	39,640	39,640
Total	$89,558	$132,243	$212,514	$391,331	$875,361	$944,304	$944,304	$38,407	$982,711
Liabilities:
Non-maturity deposits	$226,044	$226,044	$226,044	$226,044	$226,044	$226,044	$226,044	$101,835	$327,879
Certificates of deposit	53,087	111,709	194,592	284,319	436,913	436,913	436,913	—	436,913
Other liabilities	—	—	—	1,400	37,775	37,775	37,775	13,000	50,775
Total liabilities	279,131	337,753	420,636	511,763	700,732	700,732	700,732	114,835	815,567
Capital	—	—	—	—	—	—	—	167,144	167,144
Total liabilities and capital	$279,131	$337,753	$420,636	$511,763	$700,732	$700,732	$700,732	$281,979	$982,711
Asset/liability gap	$(189,573)	$(205,510)	$(208,122)	$(120,432)	$174,629	$243,572	$243,572
Gap/assets ratio	32.08%	39.15%	50.52%	76.47%	124.92%	134.76%	134.76%
At September 30, 2018, our asset/liability gap from zero days to one year was ($208.1 million), resulting in a gap/assets ratio of 50.52%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the FHLB of New York. At September 30, 2018 and December 31, 2017, we had $37.8 million and $16.4 million, respectively, of term and overnight outstanding advances from the FHLB, and also had a guarantee from the FHLB through a standby letter of credit of $7.6 million.  At September 30, 2018, we had eligible collateral of approximately $269.2 million in mortgage loans available to secure advances from the Federal Home Loan Bank of New York.  We also have an unsecured line of credit of $25.0 million with one of our correspondent banks, of which we had none and $20.0 million outstanding at September 30, 2018 and December 31, 2017, respectively.  We did not have any securities sold under repurchase agreements with brokers as of September 30, 2018 and December 31, 2017.

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

Net cash provided by operating activities was $6.7 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(96.3) million and $(102.0) million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and advances, was $52.2 million and $140.6 million for the nine months ended September 30, 2018 and 2017, respectively.

We are committed to maintaining an adequate liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2018 and December 31, 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at September 30, 2018 and December 31, 2017. Management is not aware of any conditions or events that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2018 and December 31, 2017, we had outstanding commitments to originate loans and extend credit of $105.2 million and $94.8 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $194.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business.  At September 30, 2018, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

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

Company Name

Date: November 14, 2018	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer