Form 10-K
period 2018-12-31
PDL Community Bancorp
filed 2019-03-29
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 28, 2019 was $116,233,984.

The number of shares of Registrant’s Common Stock outstanding as of March 28, 2019 was 18,463,028.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 1, 2019.

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

ii

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

iii

PART I

Item 1. Business

PDL Community Bancorp

PDL Community Bancorp (hereafter referred to as “we,” “our,” “us,” “PDL Community Bancorp,” or the “Company”), is the majority-owned subsidiary of Ponce Bank Mutual Holding Company. PDL Community Bancorp, as the holding company of Ponce Bank (“Ponce Bank” or the “Bank”), a federal stock savings association subsidiary of PDL Community Bancorp, is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. On February 21, 2019, the Federal Reserve Board approved the Company as a Financial Holding Company to exercise such powers as are permitted by applicable laws and regulations.  The Company is designated a Community Development Financial Institution.

The Company’s stockholders authorized and approved the Company’s 2018 Long-Term Incentive Plan (the “Plan”) at a Special Meeting of Stockholders on October 30, 2018.

Our cash flow is dependent on earnings from investments and any dividends received from Ponce Bank. PDL Community Bancorp does not own nor lease any property, but instead uses the premises, equipment and furniture of Ponce Bank. At the present time, we employ only persons who are officers of Ponce Bank to serve as officers of PDL Community Bancorp. We use the support staff of Ponce Bank from time to time. These persons are not separately compensated by PDL Community Bancorp. PDL Community Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

The Company’s executive office is located at 2244 Westchester Avenue, Bronx, New York 10462, and the telephone number at that address is (718) 931-9000.

Available Information

Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), PDL Community Bancorp is required to file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, proxy, quarterly reports on Form 10-Q, and current reports on Form 8-K and other reports as required with the SEC. The SEC website www.sec.gov provides access to all forms which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website, www.poncebank.com (within the Investor Relations section). Information on our website is not and should not be considered part of this annual report.

The Company’s common stock is traded on the NASDAQ stock market under the symbol “PDLB.”

Ponce Bank

Ponce Bank is a federally-chartered stock savings association headquartered in the Bronx, New York. Ponce Bank was originally chartered in 1960 as a federally-chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” The Bank is designated as a Minority Depository Institution and a Community Development Financial Institution under applicable regulations.

Business is conducted at our Bronx administrative center and 13 banking offices. The banking offices are located in Bronx (4 branches), Manhattan (2 branches), Queens (3 branches) and Brooklyn (3 branches), New York, and one branch in Union City, New Jersey.

The Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in mortgage loans consisting of one-to-four family real estate, including  residential owner-occupied and investor-owned, multifamily residential, nonresidential property, construction and land, and, to a lesser extent, business and consumer loans. Subject to market conditions, we expect to continue to increase our focus on multifamily and nonresidential loans in an effort to grow our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in securities, which have historically consisted primarily of securities issued by the U.S. Government and federal agencies and mortgage-backed securities issued by U.S. government-sponsored enterprises. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts.  We also use alternative funding sources such as borrowings and brokered and listing service deposits to complement our existing funding base.

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

The Bank historically has been funded through local community deposits. Today, the Bank continues to rely primarily on community deposits from its market areas to fund investments and loans. However, the mix of community deposits now includes consumer and commercial deposits with a strong reliance on time deposits.

Competition

The Bank faces significant competition within its market area both in making loans and attracting deposits. There is a high concentration of financial institutions in the Bank’s market area, including national, regional and other locally-operated commercial banks, savings banks, savings associations and credit unions. Several “mega” banks exist in the market, such as JPMorgan Chase, Citibank and Capital One, many of whom are making a new push for retail deposits. A number of our competitors offer non-deposit products and services that the Bank does not currently offer, such as trust services, private banking, insurance services and asset management. Additionally, the Bank faces an increasing level of competition from non-core financial service providers that do not necessarily maintain a physical presence in the Bank’s market area, such as Quicken Loans, Freedom Mortgage and many internet financial service providers. The litany of competitors facing the Bank is extensive.

Deposit market share in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 1.94% (June 30, 2018) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. Generally speaking, the Bank has been able to grow deposits at about the same rates as its respective local markets of operation. For example, between December 31, 2017 and December 31, 2018, the Queens County market increased 7.36%, and the Bank grew deposits at its branches in tandem with that rate. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customer base.

Lending Activities

General. The Bank’s principal lending activity is originating one-to-four family real estate, including residential investor-owned and owner-occupied, multifamily residential, nonresidential property, construction and land, and, to a lesser extent, the Bank also originates commercial and industrial (“C&I”) business loans and consumer loans. It originates real estate and other loans through its loan officers, marketing efforts, customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. Subject to market conditions and our asset-liability analysis, it seeks to increase its emphasis on multifamily and nonresidential loans in an effort to grow the overall loan portfolio and increase the overall yield earned on loans.

Lending activities are conducted primarily by its salaried loan officers operating at its main and branch office locations. It also conducts lending activities through its subsidiary Ponce De Leon Mortgage Corporation.  All loans originated by the Bank are underwritten pursuant to its policies and procedures. The Bank currently intends that substantially all of its mortgage loan originations will have adjustable interest rates. For our business loan originations, variable rate pricing is offered based on prime rate, plus margin.

Loan Portfolio Composition.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding loans held-for-sale) at the dates indicated. Loans in process at December 31, 2018 and December 31, 2017 were $46.5 million and $48.7 million, respectively.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$303,197	32.61%	$287,158	35.51%	$227,409	34.90%	$203,239	35.25%	$190,726	34.54%
Owner-occupied	92,788	9.98%	100,854	12.47%	97,631	14.98%	106,053	18.39%	105,222	19.05%
Multifamily residential	232,509	25.01%	188,550	23.31%	158,200	24.28%	122,836	21.30%	110,978	20.10%
Nonresidential properties	196,917	21.18%	151,193	18.70%	121,500	18.64%	106,462	18.46%	111,806	20.24%
Construction and land	87,572	9.42%	67,240	8.31%	30,340	4.66%	22,883	3.97%	18,707	3.39%
Total mortgage loans	912,983	98.20%	794,995	98.30%	635,080	97.46%	561,473	97.37%	537,439	97.32%
Nonmortgage loans:
Business loans	15,710	1.69%	12,873	1.59%	15,719	2.41%	14,350	2.49%	14,206	2.57%
Consumer loans	1,068	0.11%	886	0.11%	843	0.13%	788	0.14%	614	0.11%
Total nonmortgage loans	16,778	1.80%	13,759	1.70%	16,562	2.54%	15,138	2.63%	14,820	2.68%
	929,761	100.00%	808,754	100.00%	651,642	100.00%	576,611	100.00%	552,259	100.00%

Net deferred loan origination costs	1,407		1,020		711		535		479
Allowance for losses on loans	(12,659)		(11,071)		(10,205)		(9,484)		(9,449)

Loans, net	$918,509		$798,703		$642,148		$567,662		$543,289

The Bank did not have any loans held for sale at December 31, 2018 and December 31, 2017.

Loan Products Offered by the Bank.  The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2018:

At December 31, 2018
Loan Type	# of Loans	Principal Balance (In thousands)	% of Portfolio
Mortgage loans:
1-4 Family residential
Investor-owned	547	$303,197	32.61%
Owner-occupied	267	92,788	9.98%

Multifamily residential	269	232,509	25.01%

Nonresidential properties	208	196,917	21.18%

Construction and land
Construction 1-4 Investor	4	3,432	0.37%
Construction Multifamily	23	78,608	8.45%
Construction Nonresidential	3	5,532	0.60%
Land loan	—	—	0.00%

Nonmortgage loans:
Business loans
C&I lines of credit	77	12,189	1.31%
C&I loans (term)	18	3,521	0.38%

Consumer loans
Unsecured	42	402	0.04%
Passbook	123	666	0.07%
Grand Total	1,581	$929,761	100.00%

One-to-four Family Investor-Owned Loans. At $303.2 million, or 32.6%, of the Bank’s total loan portfolio at December 31, 2018, investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential represent the Bank’s largest lending category. The majority of this portfolio, $262.1 million, or 86.4% are two-to-four family properties (447 accounts), while the remaining $41.1 million, or 13.6%, are primarily single family, non-owner-occupied investment properties (100 accounts). The three largest loans in this category are $4.8 million, $3.1 million and $3.0 million. In this category, loans totaling $125.6 million, or 41.4%, are secured by properties located in Queens County, $105.1 million, or 34.6%, in Kings County, $28.6 million, or 9.4%, in Bronx County, and $18.3 million, or 6.0%, in New York County. The rest of this category, less than 9.0%, is spread out in other counties and no other concentration exceeded $7.0 million or 5.6%.

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

The Bank imposes strict underwriting guidelines in the origination of such loans, including lower maximum loan-to-value ratios of 70% on purchases and 65% on refinances, a required minimum debt service coverage ratio (net operating income divided by debt service requirement) of 1.20x that must be met by either the property on a standalone basis, or by the inclusion of the owner(s) as co-borrower(s). In addition, all such loans currently require that the transaction exhibit a global debt service coverage ratio (net operating income divided by debt service requirement) of no less than 1.0x. This coverage ratio indicates that the owner has the capacity to support the loan along with all of his personal obligations. On occasion, the Bank has required that the borrower establish a cash reserve to be held at the Bank in order to provide additional security. The maximum term on such loans is 30 years, typically with five-year adjustable rates.

One-to-four Family Owner-occupied Loans. Lending in this category totaled $92.8 million, or 10.0% of the Bank’s total loan portfolio at December 31, 2018. None of the loans in this category exceeded $2.0 million in outstanding balances, with the three largest having $1.7 million, $1.6 million and $1.3 million in outstanding balances. There are only 17 loans with an outstanding balance in excess of $1.0 million, which in total account for less than 23.0% of this category. At December 31, 2018, approximately 39.9% of this category is secured by properties located in Queens County and 10.2% in New York County. None of the other geographical concentrations exceeded 10% of this category.

It is the Bank’s policy to underwrite loans secured by one-to-four family owner-occupied residential real estate in a manner that ensures strict compliance with Dodd-Frank regulatory requirements. This includes underwriting only mortgages that have a debt-to-income ratio of 43% or less. That is the highest ratio a borrower can have and still receive a qualified mortgage. A qualified mortgage is presumed to meet the borrower’s ability to repay the loan. As part of this effort, the Bank employs software that tests each loan for compliance.

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

Multifamily and Nonresidential Lending. At $232.5 million, or 25.0% of the Bank’s total loan portfolio at December 31, 2018, mortgages secured by multifamily properties represent the Bank’s second largest lending concentration. The nonresidential portfolio accounts for $196.9 million, or 21.2%, of the total loan portfolio, and represents the third largest concentration.  Combined, the multifamily and non-residential loan portfolios amount to $429.4 million, or 46.2% of the Bank’s total loan portfolio at December 31, 2018.  The three largest loans were $7.9 million, $8.0 million and $7.7 million, with the largest being a nonresidential building, and the other two being multifamily residential and nonresidential, respectively. Of the total of $429.4 million, 130 loans have balances in excess of $1.0 million and account for $278.1 million, or approximately 64.8%, of this lending concentration. In terms of geographical concentrations, $181.4 million, or 42.2%, are secured by properties located in Queens County, $90.5 million, or 21.8%, in Kings County, $70.5 million, or 16.4%, in Bronx County, $25.4 million, or 5.9%, in New York County and $20.1 million, or 4.7%, in Westchester County. All other concentrations by county, which account for less than 10.0% of this category, have balances of $10.0 million or less.  In the nonresidential portfolio, $52.1 million is classified as owner-used, owner-occupied. The overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $63.0 million, or 32.0%, of the portfolio, industrial and warehouse at $46.9 million, or 23.8%, service, doctor, dentist, beauty, etc. at $24.4 million or 12.4%, offices at $21.2 million, or 10.8%, hotels and motels at $13.7 million, or 6.9%, restaurants at $13.4 million, or 6.8%, and churches at $11.6 million, or 5.9%. The rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

The Bank considers a number of factors in originating multifamily and nonresidential mortgages. Loans secured by multifamily and nonresidential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in this type of lending is the borrower’s creditworthiness and the viability and cash flow potential of the property. Payments on loans secured by income-producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be more subject to adverse conditions in the real estate market or the economy as compared to residential real estate loans. To address the risks involved, the Bank evaluates the qualifications and financial resources of the underlying principal of the borrower, including credit history, profitability and expertise, as well as the value of cash flows and condition of the property securing the loan. When evaluating the qualifications of the borrower, the Bank considers the financial resources of the borrower, the experience of the underlying principal(s) of the borrower in owning or managing similar properties and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value or purchase price of the mortgaged property (whichever is lower), and the debt service coverage ratio. All multifamily and non-residential loans are supported by appraisals that conform to the Bank’s appraisal policy. The Bank generally limits the maximum loan-to-value ratio on these loans to 75%, based on the lower of the purchase price or appraised value of the subject property (70% on the refinance of nonresidential properties such as retail spaces, office buildings, and warehouses). The maximum loan term ranges between 25 and 30 years. As is the Bank’s general policy, the Bank offers only adjustable rates on its multifamily and nonresidential mortgages - with adjustments based on a spread currently ranging between 2.75% to 3.00% over the five-year Federal Home Loan Bank of New York rate.

Construction and Land Lending. Construction and land lending totaled $87.6 million, or 9.4%, of the Bank’s total loan portfolio at December 31, 2018, (30 projects) with the majority consisting of multifamily residential projects (23 projects). Out of the $87.6 million, $78.6 million are multifamily, of which $39.7 million are secured by properties located in Kings County, $33.8 million in Queens County, $4.4 million in Bronx County and $706,000 in New York County. At December 31, 2018, loans in process related to construction loans totaled $46.5 million.

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

The developer’s character, capacity and capital are analyzed to determine that the individual or entity has the ability to first complete the project and then either sell it or carry permanent financing. The general contractor is analyzed for reputation, sufficient expertise and capacity to complete the project within the allotted time. The project is analyzed in order to ensure that the project will be completed within a reasonable period of time according to the plans and specifications, and can either be sold, rented or refinanced once completed. All construction loans are supported by appraisals which conform to the Bank’s appraisal policy and affirm the value of the project both “As Is” and “As Completed.” Lastly, the Bank reviews the developer’s cash flow estimations for the project on an “As Completed” basis. These projections are compared to the appraiser’s estimates. Debt service coverage using projected rental net income must be at least 1.2x the estimated debt service when operating at stabilized levels.

Upon closing of the construction loan, the Bank begins monitoring the project and funding requisitions for completed stages upon inspection and confirmation by third party firms, such as engineers, of the work performed and its value and quality. Conversion to permanent financing usually occurs upon a conversion underwriting and receipt of certificates of occupancy, as applicable.

C&I Loans and Lines of Credit. C&I loans and lines of credit represent less than 2.0% of the Bank’s total loan portfolio at December 31, 2018. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

Although the Bank’s loan policy allows for the extension of secured and unsecured financing, the Bank usually seeks to obtain collateral when in initial discussions with potential borrowers. Unsecured credit facilities are made only to strong borrowers that possess established track records with the Bank (or come highly recommended) and are supported by guarantors. Guarantees are required of any individual or entity owning or controlling 20% or more of the borrowing entity, with exceptions requiring approval from the Board of Directors. When credits are not secured by a specific lien on an asset, the Bank usually requires a general lien on all business assets as evidenced by a UCC filing. Pricing is typically based on the Wall Street Journal prime rate plus a spread driven by risk-rating variables.

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

Lines of credit are typically short term facilities (12 months) that are provided for occasional or seasonal needs. They are extended to only qualifying borrowers who have established cash flow from operations and a clean credit history. At a minimum a bi-annual 30-day clean-up, or 75% bi-annual pay-down period is required, although annually is preferred. A clean-up period generally is not required on amortizing secured lines. Guarantors, which are usually required, must have clean credit histories and a substantial outside net worth. Most lines contain an option to convert to a term loan upon maturity.

Secured term loans are long term facilities extended typically for the purpose of financing the purchase of a long term asset. At a minimum, they will be collateralized by the asset being purchased. They may also be secured by an existing long term business asset or outside collateral pledged by the guarantor or borrower. Unsecured term loans are usually extended only to well-known borrowers who have established strong cash flow from operations and a clean credit history. Although Bank policy allows term loans for up to ten years, the preference is to offer self-amortizing term loans based on a term of no more than five-to-seven years.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities during the periods indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Total loans at beginning of year	$808,754	$651,642	$576,611	$552,259	$571,284
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	38,738	85,333	57,167	39,309	34,603
Owner-occupied	6,430	15,278	14,741	12,555	11,625
Multifamily residential	66,674	51,451	51,876	34,048	28,965
Nonresidential properties	72,926	56,327	31,408	18,365	15,972
Construction and land	55,295	69,011	5,693	3,497	15,485
Total mortgage loans	240,063	277,400	160,885	107,774	106,650
Nonmortgage loans:
Business	5,101	17,873	1,222	7,451	4,540
Consumer	697	597	718	692	277
Total nonmortgage loans	5,798	18,470	1,940	8,143	4,817
Total loans	245,861	295,870	162,825	115,917	111,467
Loans purchased:
Mortgage loans:
1-4 family residential	—	—	—	—	—
Investor-owned	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Total mortgage loans	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans	—	—	—	—	—
Loans sold:
Mortgage loans:
1-4 family residential	—	—	—	—	—
Investor-owned	(1,759)	(139)	—	—	—
Owner-occupied	(2,502)	(819)	—	—	—
Multifamily residential	(535)	—	—	—	(850)
Nonresidential properties	(2,045)	(2,010)	—	—	—
Construction and land	—	—	—	—	—
Total mortgage loans	(6,841)	(2,968)	—	—	(850)
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans	(6,841)	(2,968)	—	—	(850)
Principal repayments and other	(118,013)	(135,790)	(87,794)	(91,565)	(129,642)
Net loan activity	121,007	157,112	75,031	24,352	(19,025)
Total loans at end of year	$929,761	$808,754	$651,642	$576,611	$552,259

Contractual Maturities.  The following table sets forth the contractual maturities of the total loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	December 31, 2018
	One year or less	More than one year to five years	More than five years	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$836	$13,732	$288,629	$303,197
Owner-occupied	693	2,424	89,671	92,788
Multifamily residential	3,184	9,143	220,182	232,509
Nonresidential properties	2,918	10,214	183,785	196,917
Construction and land	57,580	29,992	—	87,572
Total mortgage loans	65,211	65,505	782,267	912,983
Nonmortgage loans:
Business loans	11,630	4,080	—	15,710
Consumer loans	137	931	—	1,068
Total nonmortgage loans	11,767	5,011	—	16,778
Total	$76,978	$70,516	$782,267	$929,761

The following table sets forth the Bank’s fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$19,898	$282,463	$302,361
Owner-occupied	29,265	62,830	92,095
Multifamily residential	7,833	221,492	229,325
Nonresidential properties	12,973	181,026	193,999
Construction and land	29,992	—	29,992
Total mortgage loans	99,961	747,811	847,772
Nonmortgage loans:
Business loans	—	4,080	4,080
Consumer loans	925	6	931
Total nonmortgage loans	925	4,086	5,011
Total	$100,886	$751,897	$852,783

Loan Approval Procedures and Authority. Ponce Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2018 was $22.3 million. Ponce Bank may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2018, Ponce Bank complied with these loans-to-one borrower limitations. At December 31, 2018, Ponce Bank’s largest aggregate amount of loans to one borrower was $20.8 million with an outstanding balance of $16.3 million. The second largest relationship was $14.3 million. No other loan or loans to one borrower, individually or cumulatively, exceeded $14.0 million, or 62.8% of the lending limit.

The Bank’s lending is subject to written policies, underwriting standards and operating procedures. Decisions on loan requests are made on the basis of detailed applications submitted by the prospective borrower, credit histories that the Bank obtains and property valuations, consistent with the appraisal policy. The appraisals are prepared by outside independent licensed appraisers and reviewed by third parties, all approved by the Board of Directors. The Loan Committee usually reviews appraisals in considering a loan application.  The performance of the appraisers is also subject to internal evaluations using scorecards and are assessed periodically. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and all information provided with the application and provided checklists as part of the application package are thoroughly evaluated by the loan underwriting department.

The lending approval process starts with the processing of the application package, which is reviewed for completeness and then all necessary agency reports are ordered. Upon initial review and preparation of preliminary documents by the processors in the underwriting department, the file is assigned to an underwriter. The underwriters are responsible for presenting the loan request along with a recommendation, to the Loan Committee and then to the Board of Directors, when the credit exposure is greater than the Loan Committee’s authority or there are exceptions to the loan policy. If approved, closed and booked, the loan reviewers then undertake the responsibility of monitoring the credit file for the life of the loan by assessing the borrower’s creditworthiness periodically, given certain criteria and following certain operating procedures. An independent third party also performs loan reviews following similar criteria and scope under the oversight of the Audit Committee of the Board of Directors.

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

Prior to acquiring property as a result of foreclosure, the Bank will obtain an updated appraisal to determine the fair market value and proceed with net adjustments according to accounting principles.  Board of Directors approval will be required.

For the years ended December 31, 2018 and 2017, the Bank collected $207,000 and $247,000, respectively, of interest income on non-accruing troubled debt restructured loans, of which $135,000 and $166,000, respectively, was recognized into income. The remaining interest collected on non-accruing troubled debt restructured loans for these periods was applied as a principal reduction for the remaining life of the loan, or until the loan is deemed performing.

Delinquent Loans.  The following table sets forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2018			2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$6,539	$470	$—	$1,201	$—	$472	$2,716	$—	$325
Owner-occupied	1,609	574	995	585	—	3,391	2,562	557	1,734
Multifamily residential	995	—	—	46	—	—	819	—	—
Nonresidential properties	—	4	1,052	11	—	1,882	41	—	1,994
Construction and land	—	—	—	—	—	—	—	—	—
Nonmortgage Loans:
Business	292	—	—	239	—	51	25	—	22
Consumer	—	—	—	—	—	—	—	—	—
Total	$9,435	$1,048	$2,047	$2,082	$—	$5,796	$6,163	$557	$4,075

	At December 31,
	2015			2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$2,306	$659	$805	$1,413	$320	$1,107
Owner-occupied	1,023	311	1,712	1,477	607	2,183
Multifamily residential	84	—	—	8	—	2,956
Nonresidential properties	680	55	859	1,783	957	176
Construction and land	—	—	—	2,228	—	1,280
Nonmortgage Loans:
Business	—	—	—	195	—	600
Consumer	—	—	—	2	—	—
Total	$4,093	$1,025	$3,376	$7,106	$1,884	$8,302

Investor-owned, one-to-four family residential loans past due 30-59 days increased $5.3 million or 444.46% to $6.5 million at December 31, 2018 compared to $1.2 million at December 31,2017. The increase was mainly attributed to three relationships consisting of four loans totaling $4.6 million.

Non-Performing Assets.  The following table sets forth information regarding non-performing assets.  Non-performing assets are comprised of non-accrual loans, non-accrual troubled debt restructurings, and real estate owned. Non-accrual loans include non-accruing troubled debt restructurings of $3.6 million, $4.6 million, $2.7 million, $4.5 million, and $9.0 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$205	$1,034	$809	$1,635	$2,721
Owner-occupied	1,092	2,624	1,463	1,078	1,036
Multifamily residential	16	521	—	—	2,957
Nonresidential properties	706	1,387	1,614	1,660	72
Construction and land	1,115	1,075	1,145	637	259
Nonmortgage loans:
Business	—	147	22	13	14
Consumer	—	—	—	—	—
Total nonaccrual loans (not including non-accruing troubled debt restructured loans)	$3,134	$6,788	$5,053	$5,023	$7,059

Non-accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$1,053	$1,144	$1,240	$2,599	$4,585
Owner-occupied	1,987	2,693	646	1,055	1,923
Multifamily residential	—	—	—	—	—
Nonresidential properties	604	783	783	828	2,427
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	79
Consumer	—	—	—	—	—
Total non-accruing troubled debt restructured loans	3,644	4,620	2,669	4,482	9,014
Total nonaccrual loans	$6,778	$11,408	$7,722	$9,505	$16,073

Real estate owned:
Mortgage loans:
1-4 family residential
Investor-owned	$—	$—	$—	$—	$—
Owner-occupied
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	76	162
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total real estate owned	—	—	—	76	162
Total nonperforming assets	$6,778	$11,408	$7,722	$9,581	$16,235

Accruing loans past due 90 days or more:
Mortgage loans:
1-4 family residential
Investor-owned	$—	$7	$—	$—	$—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	126
Construction and land	—	—	—	—	1,257
Nonmortgage loans:
Business	—	—	—	—	600
Consumer	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$7	$—	$—	$1,983
Accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$5,192	$6,559	$6,422	$6,579	$5,179
Owner-occupied	3,456	4,756	7,271	8,326	9,661
Multifamily residential	—	—	—	—	—
Nonresidential properties	1,438	1,958	4,066	4,186	3,590
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	374	477	593	814	970
Consumer	—	—	—	—	—
Total accruing troubled debt restructured loans	$10,460	$13,750	$18,352	$19,905	$19,400
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans	$17,238	$25,165	$26,074	$29,486	$37,618
Total nonperforming loans to total loans	0.73%	1.41%	1.19%	1.65%	2.91%
Total nonperforming assets to total assets	0.64%	1.23%	1.04%	1.35%	2.28%
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans to total assets	1.63%	2.72%	3.50%	4.19%	5.33%

For the years ended December 31, 2018 and 2017, the Bank collected $442,000 and $396,000, respectively, of interest income on non-accruing loans, of which $281,000 and $239,000 were recognized into income, respectively.

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

In connection with the filing of the Bank’s periodic reports with the Office of the Comptroller of the Currency and in accordance with its classification of assets policy, it regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Classified Loans:
Substandard	$18,665	$22,999	$19,225	$17,786	$18,862
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total classified loans	18,665	22,999	19,225	17,786	18,862
Special mention loans	14,394	5,317	2,549	6,469	10,501
Total classified and special mention loans	$33,059	$28,316	$21,774	$24,255	$29,363

Special mention loans increased $9.1 million or 170.72% to $14.4 million at December 31, 2018 compared to $5.3 million at December 31, 2017. The increase was primarily attributed to two construction multi-family loans which have an outstanding balance of $4.0 million each. It is anticipated that both projects will be completed.

Troubled Debt Restructurings. The Bank occasionally modifies loans to help a borrower stay current on his or her loan and to avoid foreclosure. The Bank considers modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. It generally does not forgive principal or interest on loans, but may do so if it is in the Bank’s best interest and increases the likelihood that it can collect the remaining principal balance. The Bank may modify the terms of loans to lower interest rates, which may be at below market rates, to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in the Bank’s best interests.

At December 31, 2018, there were 40 loans totaling $14.1 million that were classified as troubled debt restructurings. Of these, 8 loans totaling $3.6 million were included in non-accrual loans at such date because they were not performing in accordance with their modified terms, and the remaining 32 loans, totaling $10.5 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

At December 31, 2017, there were 49 loans totaling $18.4 million classified as troubled debt restructurings. Of these, 10 loans totaling $4.6 million were included in non-accrual loans at such date because they were not performing in accordance with their modified terms, and the remaining 39 loans, totaling $13.8 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2018			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family residential	—	$—	$—	1	$176
Total	—	$—	$—	1	$176
Combination of rate, maturity, other	—	$—	$—	1	$176
Total	—	$—	$—	1	$176

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2017			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default

Mortgages:
1-4 Family	1	$176	$176	—	$—
Total	1	$176	$176	—	$—
Combination of rate, maturity, other	1	$176	$176	—	—
Total	1	$176	$176	—	$—

There was one loan restructured during the year ended December 31, 2017.  No troubled debt restructurings defaulted within twelve months of their modification during the twelve months ended December 31, 2017.

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

The determination of the dollar amounts of the ALLL is based on management’s current judgments about the credit quality of the loan portfolio taking into consideration all known relevant internal and external factors that affect loan payments at the end of each month. The dollar amounts reported each month for the ALLL are reviewed at least quarterly by the Board of Directors. To ensure that the methodology remains appropriate for the Bank, the Board of Directors periodically has the methodology validated externally and causes revisions to be made when appropriate. The Audit Committee of the Board of Directors oversees and monitors the internal controls over the ALLL determination process. The Bank adheres to a safe and sound banking practice by maintaining, analyzing, and supporting an adequate ALLL in accordance with GAAP and supervisory guidance.

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

The qualitative factor adjustments are supported by applicable reports, graphs, articles and any other relevant information to evidence and document management’s judgment as to the respective levels of risk and adjustment requirements.

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

As an integral part of its examination process, the Office of the Comptroller of the Currency will periodically review the Bank’s allowance for loan losses. Following such review, the Bank may determine that it is appropriate to recognize additions to the allowance based on its judgment and information available to it at the time of such examination.

Current expected credit losses. On June 16, 2016, the Financial Accounting Standards Board issued Accounting Standard Update 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, the current expected credit losses (“CECL”) standard. The new standard will have a pervasive impact. In response to the new model, the Bank has reassessed its risk management policies and procedures in order for it to successfully implement CECL. Once adopted, the Bank will have to estimate the allowance for loan losses on expected losses rather than incurred losses.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	$11,071	$10,205	$9,484	$9,449	$9,940
Provision (recovery) for loan losses	1,249	1,716	(57)	353	1,184
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	(38)	(142)	(494)
Owner-occupied	—	—	—	(140)	(207)
Multifamily residential	—	—	(3)	(257)	(252)
Nonresidential properties	—	—	—	(19)	(268)
Construction and land	—	—	(85)	(77)	(32)
Nonmortgage loans:
Business	(34)	(1,423)	—	—	(945)
Consumer	(14)	(6)	(13)	(8)	(19)
Total charge-offs	(48)	(1,429)	(139)	(643)	(2,217)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	1	25	18	53	198
Owner-occupied	250	176	142	10	37
Multifamily residential	—	2	1	—	61
Nonresidential properties	9	9	9	31	10
Construction and land	—	2	5	—	—
Nonmortgage loans:
Business	122	359	733	224	231
Consumer	5	6	9	7	5
Total recoveries	387	579	917	325	542
Net (charge-offs) recoveries	339	(850)	778	(318)	(1,675)
Allowance at end of year	$12,659	$11,071	$10,205	$9,484	$9,449
Allowance for loan losses as a percentage for nonperforming loans	186.77%	97.05%	132.15%	99.78%	58.79%
Allowance for loan losses as a percentage of total loans	1.36%	1.37%	1.57%	1.64%	1.71%
Net (charge-offs) recoveries to average loans outstanding during the year	0.04%	(0.12%)	0.13%	(0.06%)	(0.30%)

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

	At December 31,
	2018			2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,799	30.01%	32.61%	$3,716	33.57%	35.51%	$3,146	30.83%	34.90%
Owner-occupied	1,208	9.55%	9.98%	1,402	12.66%	12.47%	1,805	17.69%	14.98%
Multifamily residential	3,829	30.25%	25.01%	3,109	28.08%	23.31%	2,705	26.51%	24.28%
Nonresidential properties	1,925	15.20%	21.18%	1,424	12.86%	18.70%	1,320	12.92%	18.64%
Construction and land	1,631	12.88%	9.42%	1,205	10.89%	8.31%	615	6.03%	4.66%
Total mortgage loans	12,392	97.89%	98.20%	10,856	98.06%	98.30%	9,591	93.98%	97.46%
Nonmortgage loans:
Business	260	2.05%	1.69%	209	1.89%	1.59%	597	5.85%	2.41%
Consumer	7	0.06%	0.11%	6	0.05%	0.11%	17	0.17%	0.13%
Total nonmortgage loans	267	2.11%	1.80%	215	1.94%	1.70%	614	6.02%	2.54%
Total allocated allowance	12,659	100.00%	100.00%	11,071	100.00%	100.00%	10,205	100.00%	100.00%
Unallocated	—			—			—
Total	$12,659			$11,071			$10,205

	At December 31,
	2015			2014
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$2,843	29.98%	35.25%	$2,727	28.86%	34.54%
Owner-occupied	2,126	22.42%	18.39%	2,277	24.10%	19.05%
Multifamily residential	1,994	21.02%	21.30%	1,669	17.66%	20.10%
Nonresidential properties	1,298	13.69%	18.46%	1,529	16.18%	20.24%
Construction and land	502	5.29%	3.97%	504	5.33%	3.39%
Total mortgage loans	8,763	92.40%	97.37%	8,706	92.13%	97.32%
Nonmortgage loans:
Business	709	7.47%	2.49%	732	7.75%	2.57%
Consumer	12	0.13%	0.14%	11	0.12%	0.11%
Total nonmortgage loans	721	7.60%	2.63%	743	7.87%	2.68%
Total allocated allowance	9,484	100.00%	100.00%	9,449	100.00%	100.00%
Unallocated	—			—
Total	$9,484			$9,449

At December 31, 2018, the allowance for loan losses represented 1.36% of total loans and 186.77% of nonperforming loans. The allowance for loan losses increased to $12.7 million at December 31, 2018 from $11.1 million at December 31, 2017. There were $339,000 in net loan recoveries and $850,000 in net loan charge-offs during the years ended December 31, 2018 and 2017, respectively.

Although the Bank believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, although it believes that it has established the allowance for loan losses in conformity with GAAP, after a review of the loan portfolio by regulators, the Bank may determine it is appropriate to increase the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

Investment Activities

General.  The Bank’s investment policy was adopted by the Board of Directors. The investment policy is reviewed annually by the Board of Directors. The Chief Financial Officer is designated as the Chief Investment Officer. The Chief Financial Officer will plan and execute investment strategies consistent with the policies approved by the Board of Directors. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least quarterly by the Bank’s asset-liability committee and the Board of Directors.

The current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate bonds and obligations, and certificates of deposit in other financial institutions.

At December 31, 2018 and 2017, the investment portfolio consisted of securities and obligations issued by the U.S. government and government sponsored enterprises and the Federal Home Loan Bank of New York. At December 31, 2018 and 2017, the Bank owned $2.9 million and $1.5 million, respectively, of Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, the Bank is required to purchase stock in the Federal Home Loan Bank of New York, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale securities portfolio at the dates indicated, which consisted of U.S. government and federal agencies, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2018		2017		2016		2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Government and Federal Agencies	$20,924	$20,515	$24,911	$24,552	$41,906	$41,559	$71,899	$71,166	$88,828	$87,088
US Treasury	4,997	4,995	—	—	—	—	—	—	—	—

Certificates of Deposit	—	—	—	—	500	500	—	—	—	—

Mortgage-Backed Securities
FHLMC Certificates	—	—	—	—	192	216	202	222	212	234
FNMA Certificates	778	759	1,118	1,103	3,600	3,606	4,411	4,432	5,732	5,872
GNMA Certificates	870	875	3,205	3,242	6,744	6,809	6,084	6,214	7,211	7,380
Total	$27,569	$27,144	$29,234	$28,897	$52,942	$52,690	$82,596	$82,034	$101,983	$100,574

At December 31, 2018 and December 31, 2017, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2018 and 2017, there were mortgage-backed securities with a carrying value of $1.6 million and $4.3 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government and Federal Agencies	$4,554	1.42%	$16,370	1.38%	$—	—	$—	—	$20,924	$20,515	1.39%
US Treasury	4,997	2.32%							4,997	4,995	2.32%

Mortgage-Backed Securities
FNMA Certificates	—	—	—	—	778	1.81%	—	—	778	759	1.81%
GNMA Certificates	—	—	—	—	—	—	870	3.46%	870	875	3.46%
Total	$9,551	1.88%	$16,370	1.38%	$778	1.81%	$870	2.83%	$27,569	$27,144	1.44%

Sources of Funds

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities.  The Bank also may use borrowings, primarily from the Federal Home Loan Bank of New York, and brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and to manage the cost of funds.  At December 31, 2018, the amount available to the Bank to borrow from the Federal Home Loan Bank of New York was $162.5 million. In addition, the Bank receives funds from scheduled loan payments, investment maturities and calls, loan prepayments and income on earning assets.  Although scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from the Bank’s primary market area. The Bank offers a selection of deposit accounts, including demand accounts, savings accounts, and certificates of deposit to individuals, business entities, non-profit organizations and individual retirement accounts. Deposit account terms vary, with the primary differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and premature withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The Bank relies upon personalized customer service, long-standing relationships with customers, and the favorable image of the Bank in the community to attract and retain deposits. The Bank recently implemented a fully functional electronic banking platform, including a mobile application, remote deposit capture and online bill pay, as a service to retail and business customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Additionally, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings	$125,395	16.63%	0.61%	$128,282	18.26%	0.39%	$126,573	20.32%	0.26%
Interest-bearing demand	88,295	11.71%	0.23%	74,824	10.65%	0.19%	54,493	8.75%	0.18%
Certificates of deposit	439,737	58.32%	1.73%	387,232	55.13%	1.53%	371,313	59.62%	1.48%
Interest-bearing deposits	653,427	86.66%	1.31%	590,338	84.04%	1.11%	552,379	88.69%	1.07%
Non-interest bearing demand	100,628	13.34%	—	112,113	15.96%	—	70,407	11.31%	—
Total deposits	$754,055	100.00%	1.14%	$702,451	100.00%	0.94%	$622,786	100.00%	0.95%

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Beginning balance	$713,985	$643,078	$599,506
Net deposits (withdrawals) before interest credited	87,185	64,338	37,647
Interest credited	8,588	6,569	5,925
Net increase (decrease) in deposits	95,773	70,907	43,572
Ending balance	$809,758	$713,985	$643,078

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest Rate:
0.05% - 0.99%	$11,749	$33,438	$58,874
1.00% - 1.49%	84,484	136,865	144,193
1.50% - 1.99%	103,423	107,324	66,455
2.00% - 2.49%	187,453	127,556	94,394
2.50% - 2.99%	31,338	4,878	4,805
3.00% and greater	5,639	—	—
Total	$424,086	$410,061	$368,721

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2018.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$11,749	$—	$—	$—	$11,749	2.77%
1.00% - 1.49%	66,335	16,509	1,408	232	84,484	19.92%
1.50% - 1.99%	47,372	20,917	23,418	11,715	103,422	24.39%
2.00% - 2.49%	47,113	46,794	58,686	34,861	187,454	44.20%
2.50% - 2.99%	17,151	6,183	6,780	1,224	31,338	7.39%
3.00% and greater	—	3,532	1,191	916	5,639	1.33%
Total	$189,720	$93,935	$91,483	$48,948	$424,086	100.00%

At December 31, 2018, the aggregate amount of all certificates of deposit in amounts greater than or equal to $100,000 was $310.9 million.  The following table sets forth the maturity of those certificates as of December 31, 2018.

At December 31,
Maturity Period:	(Dollars in thousands)
Three months or less	$45,245
Over three months through six months	27,599
Over six months through one year	57,255
Over one year to three years	143,443
Over three years	37,381
Total	$310,923

At December 31, 2018, certificates of deposit equal to or greater than $250,000 totaled $90.2 million of which $54.9 million matures on or before December 31, 2019.

At December 31, 2018, our passbook savings accounts and certificates of deposit with a passbook feature totaled $199.5 million, reflecting our depositors’ preference for traditional banking services.

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of New York by pledging as security its capital stock at the Federal Home Loan Bank of New York and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than its deposits; they can change the Bank’s interest rate risk profile. At December 31, 2018 and 2017 the Bank had $44.4 million and $16.4 million, respectively, outstanding of Federal Home Loan Bank of New York advances and $25.0 million in unsecured borrowings with a correspondent bank at December 31, 2018.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2018	2017	2016
	(Dollars in Thousands)
FHLB Advances:
Balance outstanding at end of period	$44,404	$16,400	$3,000
Average amount outstanding during the period	32,157	9,738	1,145
Maximum outstanding at any month end during the period	44,404	55,000	12,000
Weighted average interest rate during the period	1.87%	1.08%	0.61%
Weighted average interest rate at the end of the period	2.72%	2.02%	0.78%

Correspondent Borrowings:
Balance outstanding at end of period	$25,000	$20,000	$—
Average amount outstanding during the period	2,729	548	—
Maximum outstanding at any month end during the period	25,000	20,000	—
Weighted average interest rate during the period	2.26%	1.64%	—
Weighted average interest rate at the end of the period	2.64%	1.64%	—

Personnel

At December 31, 2018, the Bank had 181 full-time equivalent employees. Employees are not represented by any collective bargaining group.

Subsidiaries

The Company has a subsidiary, Ponce Bank, which itself has two subsidiaries, Ponce de Leon Mortgage Corp., a New York chartered mortgage brokerage entity, whose employees are registered in New York and New Jersey, and PFS Services, Corp., which owns two of the Bank’s properties.

Regulation and Supervision

General

As a federally-chartered stock savings association, the Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of deposits. The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank is engaging and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

The Bank is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, the Bank is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System.  The Bank’s relationship with its depositors and borrowers is also regulated, to a great extent, by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of loan documents.

As savings and loan holding companies, the Company and Ponce Bank Mutual Holding Company, are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board. The Company is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to the Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, the Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act“), has made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies with less than $3 billion of consolidated assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect before its passage and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act has broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per separately insured depositor. The Dodd-Frank Act increased stockholder influence over boards of directors of certain publicly traded companies by requiring them to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to holding company executives, regardless of whether the company is publicly traded. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. The implementation of the legislation is an ongoing process and the impact on operations cannot yet fully be assessed. The Dodd-Frank Act has resulted in an increased regulatory burden and compliance, operating and interest expenses for most financial institutions, including the Bank and the Company. In February 2017, the President of the United States issued an executive order stating that a policy of his administration would be to make regulations efficient, effective, and appropriately tailored. The executive order directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner inconsistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act. In May 2018, a bipartisan regulatory reform bill was enacted into law.  Among other provisions, the law increased the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion and also provided for charter flexibility for federally-chartered savings banks and associations to adopt the powers of a national bank.  The Company has not elected to adopt this provision.

Federal Bank Regulations

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Ponce Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments.  The Bank is primarily supervised by the Office of the Comptroller of the Currency.  The Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency.  The Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The Company is required to file reports with and is subject to periodic examination by the Federal Reserve Board. It is also required to pay assessments to the Federal Reserve Board to fund the agency’s operations.

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

At December 31, 2018, 2017, and 2016, the Bank’s capital exceeded all applicable requirements.

	2018		2017		2016
	(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital	$138,872	13.66%	$132,577	14.67%	$99,240	13.32%
Requirement	50,815	5.00%	45,190	5.00%	37,256	5.00%
Excess	88,057	8.66%	87,387	9.67%	61,984	8.32%

Tier 1 risk-based	138,872	18.14%	132,577	19.48%	99,240	17.96%
Requirement	61,261	8.00%	54,447	8.00%	44,217	8.00%
Excess	77,611	10.14%	78,130	11.48%	55,023	9.96%

Total Risk Based	148,486	19.39%	141,120	20.73%	106,190	19.21%
Requirement	76,577	10.00%	68,059	10.00%	55,271	10.00%
Excess	71,909	9.39%	73,061	10.73%	50,919	9.21%

Common equity Tier 1	138,872	18.14%	132,577	19.48%	99,240	19.21%
Risk-Based Requirement	49,775	6.50%	44,238	6.50%	35,926	6.50%
Excess	$89,097	11.64%	$88,339	12.98%	$63,314	12.71%

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2018, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2018, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, the Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceeds the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the Federal Reserve Board at least 30 days before its board of directors declares a dividend.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by FICO are due to mature in 2017 through 2019. For the year ended December 31, 2018, the annualized FICO assessment was equal to 0.35 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of the Bank’s deposit insurance.

OTHER REGULATIONS

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $122.3 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. As of December 31, 2018, the Bank was in compliance with this requirement. The Bank may utilize advances from the Federal Home Loan Bank of New York as a supply of investable funds.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Ponce Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of the Bank will be subject to the:

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

Holding Company Regulations

General. The Company and Ponce Bank Mutual Holding Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, the Company and Ponce Bank Mutual Holding Company are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company, Ponce Bank Mutual Holding Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of the Company and Ponce Bank Mutual Holding Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, and financial holding company status is elected, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. The Company and Ponce Bank Mutual Holding Company recently elected financial holding company status and received applicable clearance on February 21, 2019.

Federal law prohibits a savings and loan holding company, including the Company and Ponce Bank Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the Federal Deposit Insurance Fund, the convenience and needs of the community, and competitive factors.

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

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of its “Small Bank Holding Company” exception to its consolidated capital requirements and, pursuant to a law enacted in May 2018, increased the threshold for the exception to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

Waivers of Dividends by Ponce Bank Mutual Holding Company. The Company may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to Ponce Bank Mutual Holding Company, unless Ponce Bank Mutual Holding Company elects to waive the receipt of dividends. Under the Dodd-Frank Act, Ponce Bank Mutual Holding Company must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as Ponce Bank Mutual Holding Company, each officer or director of the Company and the Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by Ponce Bank Mutual Holding Company must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. The Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

Taxation

Ponce Bank Mutual Holding Company, the Company and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Ponce Bank Mutual Holding Company, the Company, and the Bank.

Filed federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Company and the Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, and Ponce Bank have been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2018, the Bank had no federal net operating loss carryforwards. Starting in 2018, due to Tax Cuts and Jobs Act (“TCJA”), net operating losses incurred after 2017 can be carried forward indefinitely, but can only offset no more than 80% of taxable income.

State Taxation

The Bank is treated as a financial institution under New York and New Jersey state income tax law. The states of New York and New Jersey subject financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in New York and New Jersey. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax.

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

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed.  Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $1.9 million for New York State purposes and $1.8 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $28.2 million for New York State purposes and $15.5 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2018, the Bank had no New Jersey net operating loss carryforwards.

Item 1A. Risk Factors.

Multifamily, nonresidential and construction and land loans may carry greater credit risk than loans secured by one-to-four family real estate.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2018, $517.0 million, or 55.6%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $407.0 million, or 50.3%, of our loan portfolio at December 31, 2017. Given their larger balances and the complexity of the underlying collateral, multifamily, nonresidential and construction and land loans generally expose a lender to greater credit risk than loans secured by one-to-four family real estate.

Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to one-to-four family residential real estate loan. In addition, any adverse developments with respect to borrowers or groups of borrowers that have more than one of these types of loans outstanding can expose us to significantly greater risk of loss compared to borrowers or groups of borrowers that only have one type of these loans. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would, in turn, adversely affect our operating results and financial condition.  Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one-to-four family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2018, 449 loans with an aggregate balance of $464.4 million are to borrowers with only one loan. Another 48 loans are to borrowers with two loans each with a corresponding aggregate balance of $50.9 million. One borrower accounts for 10 loans with an aggregate balance of $1.6 million.

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $110.0 million, or 27.0%, from $407.0 million at December 31, 2017 to $517.0 million at December 31, 2018 and increased approximately $96.9 million, or 31.3%, from $310.0 million at December 31, 2016 to $407.0 million at December 31, 2017. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance.  Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2018 and 2017, one-to-four family residential real estate loans amounted to $396.0 million and $388.0 million, or 42.6% and 48.0%, respectively, of our total loan portfolio. Of this, $303.2 million and $287.2 million, or 76.6% and 74.0%, respectively, is comprised of one-to-four family residential investor properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

At December 31, 2018 and 2017, respectively, our allowance for loan losses totaled $12.7 million and $11.1 million, which represented 1.36%, and 1.37% of total loans at such dates. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

In addition, our regulators, as well as internal auditors, as an integral part of their examination process, periodically review the allowance for loan losses and, as a result of such reviews, we may determine that it is appropriate to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

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

Our non-interest expense totaled $34.6 million and $36.6 million for the years ended December 31, 2018 and 2017 respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 87.26% and 103.5% for the years ended December 31, 2018 and 2017, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Recently, the Federal Reserve Board has indicated that it believes a gradual increase in the targeted federal funds rate is appropriate. To this end, the Federal Reserve Board raised the targeted federal funds rate in December 2016, March 2017, June 2017, December 2017, March 2018, June 2018, September 2018, and December 2018. We cannot make any representation as to whether, or how many times, the Federal Reserve will increase the targeted federal funds rate in the future. Notwithstanding the Federal Reserve Board’s expressed intentions, our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low, or relatively low, interest rate environment or our increasing cost of funds may adversely affect our net interest income, which would have an adverse effect on our profitability.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our net present value or “NPV”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 10.88% decrease in NPV and a 6.56% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2018 and 2017, our securities portfolio totaled $27.1 million and $28.9 million, which represented 2.6% and 3.1% of total assets, respectively. All of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary (“OTTI”). For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

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

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations. However, in February 2017, the President issued an executive order stating that a policy of his administration would be to make regulations efficient, effective, and appropriately tailored. The executive order directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.  On May 24, 2018, President Trump signed into law a bipartisan regulatory reform bill.  Among other provisions, the bill increased the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy

Statement from $1.0 billion to $3.0 billion and also provide for charter flexibility for federally-chartered savings banks and associations to adopt the powers of a national bank.

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

A capital rule, which became effective on January 1, 2015, affecting Ponce Bank, includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement which began phasing in January of 2016 at 0.625% of risk-weighted assets and which increases each year until fully implemented in January, 2019, to 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

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

We intend to terminate our pension plan on or around May 31, 2019, which may reduce our net income in the year of termination.

We intend to terminate the Bank’s defined benefit pension plan on or around May 31, 2019. As of December 31, 2018, the Bank estimated that terminating the plan would result in a $2.5 million net charge to operations. Because the cost to terminate the pension plan is primarily dependent on the value of the pension plan’s assets and applicable interest rates at the time of the termination of the pension plan, we will not know the actual costs associated with the termination of the pension plan until the date of the termination, and the actual cost could be significantly different from the estimated cost.  See “Directors, Executive Officers and Corporate Governance.”

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2018, the net book value of the Bank’s office properties was $26.6 million, and the net book value of its furniture, fixtures and other equipment was $4.3 million.  The Company’s and Bank’s executive offices are located in an owned facility at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding the Bank’s offices as of December 31, 2018.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2244 Westchester Avenue	Owned	1995	$6,896
Bronx, NY 10462
Other Properties:
980 Southern Blvd.	Leased	1990	1,270
Bronx, NY 10459

37-60 82nd Street	Owned	2006	8,224
Jackson Heights, NY 11372

30 East 170th Street	Owned	1987	114
Bronx, NY 10452

169-174 Smith Street	Owned	1988	40
Brooklyn, NY 11201

1925 Third Avenue	Leased	1996	1,217
New York, NY 1996

2244 Westchester Avenue	Owned	1995	791
Bronx, NY 10462

5560 Broadway	Owned	1998	1,069
Bronx, NY 10463

3405-3407 Broadway	Leased	2001	137
Astoria, NY 11106

3821 Bergenline Avenue	Owned	2001	1,168
Union City, NJ 07087

1900-1960 Ralph Avenue	Leased	2007	263
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,822
Brooklyn, NY 11214

100-20 Queens Blvd	Leased	2010	562
Forest Hills, NY 11375

319 First Avenue	Leased	2010	1,055
New York, NY 10003
			$26,628

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PDLB”.

The number of stockholders of record of the Company’s common stock as of March 28, 2019 was 250.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The Company completed its initial public offering on September 29, 2017 and its stock commenced trading October 2, 2017.  To date the Company has not paid any dividends to its stockholders. We have no current plan or intention to pay cash dividends to our stockholders. However, if in the future the Board of Directors considers the payment of dividends, the amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions. No assurance can be given that the Board of Directors will ever consider the payment of dividends, and shareholders should have no expectation of such. The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. We have no current plan or intention to pay dividends. However, should the Board of Directors determine to consider the payment of dividends in the future, the Board of Directors is expected to take into account a number of factors, including regulatory capital requirements, our financial condition and results of operations, other uses of funds for the long-term value of stockholders, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, PDL Community Bancorp’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to its stockholders. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered securities during the year ended December 31, 2018.  The Company has made no sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information at December 31, 2018
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	674,645	$12.77	(1)	265,476
Equity Compensation Plans not Approved by Security Holders	—	—		—
Total	674,645	$12.77	(1)	265,476
(1)	Outstanding stock options (163,766), have an excerise price of $12.77 per share. Outstanding restricted stock units (510,879), have no exercise price.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The summary information presented below at or for each of the periods presented is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,059,901	$925,522	$744,983	$703,157	$706,414
Cash and cash equivalents	69,778	59,724	11,716	12,694	15,849
Available-for-sale securities	27,144	28,897	52,690	82,034	100,574
Loans held for sale	—	—	2,143	3,303	2,707
Loans receivable, net	918,509	798,703	642,148	567,662	543,289
Other real estate owned	—	—	—	76	162
Premises and equipment, net	31,135	27,172	26,028	27,177	28,718
Federal Home Loan Bank stock (FHLB), at cost	2,915	1,511	964	1,162	1,267
Deposits	809,758	713,985	643,078	599,506	599,697
Borrowings	69,404	36,400	3,000	8,000	10,000
Total stockholders' equity	169,172	164,785	92,992	91,062	89,600

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operating Data:
Interest and dividend income	$46,156	$38,989	$33,741	$33,590	$35,495
Interest expense	9,490	6,783	5,936	5,650	5,730
Net interest income	36,666	32,206	27,805	27,940	29,765
Provision (credit) for loan losses	1,249	1,716	(57)	353	1,183
Net interest income after provision for loan losses	35,417	30,490	27,862	27,587	28,582
Noninterest income	2,938	3,104	2,431	2,462	2,749
Noninterest expense	34,557	36,557	27,863	26,216	25,797
Income (loss) before provision for income taxes	3,798	(2,963)	2,430	3,833	5,534
Provision for income taxes	1,121	1,424	1,005	1,315	2,998
Net income (loss)	2,677	(4,387)	1,425	2,518	2,536

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	0.28%	(0.51%)	0.20%	0.35%	0.35%
Return on average equity	1.60%	(3.52%)	1.53%	2.76%	2.80%
Net interest rate spread (1)	3.57%	3.76%	3.82%	3.96%	4.26%
Net interest margin (2)	3.92%	4.02%	4.02%	4.14%	4.42%
Noninterest expense to average assets	3.56%	4.28%	3.84%	3.67%	3.59%
Efficiency ratio (3)	87.26%	103.53%	92.15%	86.23%	79.34%
Average interest-earning assets to average interest- bearing liabilities	134.52%	130.35%	123.84%	121.66%	119.27%
Average equity to average assets	17.26%	14.58%	12.81%	12.78%	12.58%

Capital Ratios:
Total capital to risk weighted assets (bank only)	19.39%	20.73%	19.21%	20.72%	20.32%
Tier 1 capital to risk weighted assets (bank only)	18.14%	19.48%	17.96%	19.46%	19.06%
Common equity Tier 1 capital to risk-weighted assets ( bank only)	18.14%	19.48%	17.96%	19.46%	N/A
Tier 1 capital to average assets (bank only)	13.66%	14.67%	13.32%	13.67%	13.46%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.36%	1.37%	1.57%	1.64%	1.71%
Allowance for loan losses as a percentage of nonperforming loans	186.77%	97.05%	132.15%	99.78%	58.79%
Net (charge-offs) recoveries to average outstanding loans during the year	0.04%	(0.12%)	0.13%	(0.06%)	(0.30%)
Non-performing loans as a percentage of total loans	0.73%	1.41%	1.19%	1.65%	2.91%
Non-performing loans as a percentage of total assets	0.64%	1.23%	1.04%	1.35%	2.28%
Total non-performing assets as a percentage of total assets	0.64%	1.23%	1.04%	1.36%	2.30%
Total non-performing assets, accruing loans past due 90 days or more, and accruing troubled debt restructured loans as a percentage of total assets	1.63%	2.72%	3.50%	4.19%	5.33%

Other:
Number of offices	14	14	14	14	14
Number of full-time equivalent employees	181	177	174	175	164

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average rate of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This section is intended to help investors understand the consolidated financial performance of PDL Community Bancorp through a discussion of the factors affecting our financial condition at December 31, 2018 and 2017 and our results of operation for the years ended December 31, 2018, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this annual report.

Overview

We have made significant investments over the last several years in adding experienced senior level individuals, expanding our lending staff, absorbing the costs of being a public company and upgrading technology and facilities. These investments have had an adverse effect on our net income during those periods. However, during those same periods, we have been able to significantly grow the Bank while improving its asset quality and strengthening its capital.

Total assets increased $134.4 million, or 14.5%, to $1.1 billion at December 31, 2018 from $925.5 million at December 31, 2017. The increase was mainly due to increases in net loans and cash and cash equivalents, partially offset by a decrease in available-for-sale securities. Net loans receivable (which excludes loans held for sale) increased $119.8 million, or 15.0%, to $918.5 million at December 31, 2018 from $798.7 million at December 31, 2017, reflecting increases in all loan categories, except owner-occupied one-to-four family residential mortgage loans. Cash and cash equivalents increased $10.1 million, or 16.8%, to $69.8 million at December 31, 2018 from $59.7 million at December 31, 2017. Available-for-sale securities decreased $1.8 million, or 6.1%, to $27.1 million at December 31, 2018 from $28.9 million at December 31, 2017. The decrease in the available-for-sale securities portfolio in 2018 was mainly attributed to the sale of $3.8 million of our securities portfolio throughout the year, principal pay-downs of mortgage-backed securities of $2.9 million offset with purchases totaling $5.0 million during the year.

Net income increased $7.1 million, or 161.4%, to a net income of $2.7 million for the year ended December 31, 2018, compared to a net loss of $4.4 million for the year ended December 31, 2017. The increase in net income was due primarily to an increase in net interest income and a reduction in noninterest expenses. Net interest income after provision for loan losses increased $4.9 million, or 16.2%, to $35.4 million for the year ended December 31, 2018 from $30.5 million for the year ended December 31, 2017. Noninterest expenses decreased $2.0 million, or 5.5%, to $34.6 million for the year ended December 31, 2018 from $36.6 million for the year ended December 31, 2017 largely due to the absence of the 2017 funding of the Ponce De Leon Foundation which was a one-time contribution. Provision for income taxes also decreased $303,000 due to recent tax reform, reducing the corporate income tax rate from 34% to 21%.

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

Our current business strategy consists of the following:

•

Continue to expand our multifamily and nonresidential loans. The additional capital raised in the stock offering has increased our capacity to originate multifamily and nonresidential loans. At December 31, 2018 and December 31, 2017, multifamily and nonresidential loans (not including loans secured by owner-occupied properties), together with construction and land loans, totaled $464.9 million and $372.7 million, or 313.1% and 264.3%, respectively, of total risk-based capital. Under our current board approved loan concentration policy, such loans, including construction and land loans, shall not exceed 330% of our total risk-based capital. Most multifamily and nonresidential loans are originated with adjustable rates and, as a result, these loans are expected to increase loan yields with shorter repricing terms than fixed-rate loans. Multifamily and nonresidential loan originations increased during the year ended December 31, 2018 by $31.8 million, or 29.5%, when compared to the same period in 2017.

•

Introduce new community lending programs. In 2017 the Bank was  approved as an authorized direct lender under the Small Business Administration (SBA) and in 2018 as a Community Development Financial Institution (CDFI). The addition of both of these programs combined with its existing products will bolster the Bank’s commitment to continue to serve the communities that it has supported over the past almost sixty years.

•

Continue to increase core deposits, with an emphasis on low cost commercial demand deposits, and add non-core funding sources. Deposits are the major source of balance sheet funding for lending and other investments. We have made significant investments in new products and services, personnel, branch distribution system as well as enhancing our electronic delivery solutions in an effort to become more competitive in the financial services marketplace and attract more core deposits. Core deposits are our least costly source of funds and represent our best opportunity to develop customer relationships that enable us to cross-sell our enhanced products and services. Total deposits increased by $95.8 million, or 13.4%, to $809.8 million at December 31, 2018 compared to $714.0 million at December 31, 2017. The majority of the increase was due to an increase of $14.0 million, or 3.4%, in certificates of deposit accounts, $12.9 million, or 12.5%, in demand deposits and $68.8 million, or 34.3%, in other interest bearing deposits, which consist of money markets, NOW and savings accounts. Certificates of deposit accounted for 52.4% and 57.4% of total deposits at December 31, 2018 and December 31, 2017, respectively. While we will continue to use certificates of deposit as a funding source, our goal is to continue to reduce our reliance on this source of funding as we grow our core deposit base.

•

Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.64% at December 31, 2018, 1.23% at December 31, 2017 and 1.04% at December 31, 2016. The majority of our non-performing assets have been related, largely, to one-to-four family and, to a lesser extent, construction and land loans, as our residential borrowers experienced difficulties repaying their loans during the past recession. We have increased our investment in our credit review function, both in personnel as well as ancillary systems, in order to be able to evaluate more complex loans and better manage credit risk, to further support our intended loan growth.

•

Expand our employee base to support future growth. We have already made significant investments in our employee base. However, we will continue to work to attract and retain the necessary talent to support increased lending, deposit activities and enhanced information technology.

•

Grow organically and through opportunistic bank or branch acquisitions. We expect to focus primarily on  organic growth as a lower-risk means of deploying our acquired capital.  The capital raised also will help fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness.  Opportunistic acquisition possibilities will be explored provided that we believe they would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our current locations, we will not be adverse to expanding into nearby markets, enlarging our current branch network, or adding loan production offices, provided we believe such efforts would enhance our competitive standing.

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

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. As of December 31, 2018, the Bank determines the historical loss experience by portfolio segment and it is based on the actual losses experienced by the Bank using a rolling 12 quarter average. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and, effects of changes in credit concentrations.

Management believes that the allowance for loan losses is adequate at December 31, 2018. The allowance for loan losses is reviewed by the Board of Directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses.

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

At December 31, 2018 and 2017, there were no liabilities recorded related to uncertain tax positions. The Bank is no longer subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2015.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of income (loss).

Refer to Note 1 to the Consolidated Financial Statements for management’s assessment of recently issued accounting pronouncements.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets. Total assets increased $134.4 million, or 14.5%, to $1.1 billion at December 31, 2018, from $925.5 million at December 31, 2017. The increase was due to increases in net loans and cash and cash equivalents, partially offset by a decrease in available-for-sale securities, as discussed in more detail below.

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities, decreased $1.8 million, or 6.1%, to $27.1 million at December 31, 2018, from $28.9 million at December 31, 2017. The decrease resulted primarily from the sale of $3.8 million of securities, $2.9 million principal pay downs and maturities of mortgage-backed securities, offset with $5.0 million of securities purchased during the year.

Net Loans Receivable. Net loans receivable increased $119.8 million, or 15.0%, to $918.5 million at December 31, 2018 from $798.7 million at December 31, 2017, reflecting increases in all loan categories except owner-occupied one-to-four family residential mortgage loans. One-to four-family residential loans increased $8.0 million, or 2.1%, to $396.0 million at December 31, 2018 from $388.0 million at December 31, 2017. Multifamily residential, non-residential properties and construction and land loans increased $44.0 million, $45.7 million and $20.3 million, respectively, at December 31, 2018 compared to December 31, 2017 and these represented increases of 23.3%, 30.2% and 30.2%, respectively. Consumer loans also increased by $182,000 or 20.5% and business loans increased $2.8 million, or 22.0%, respectively, at December 31, 2018 compared to December 31, 2017. This growth also incorporates our strategy to grow the portfolio with adjustable-rate loans to mitigate interest rate risk and increase our efficiency of operations.

Deposits. Total deposits increased $95.8 million, or 13.4%, to $809.8 million at December 31, 2018 from $714.0 million at December 31, 2017. The increase was primarily due to increases in money market accounts of $69.7 million to $116.2 million at December 31, 2018 from $46.5 million at December 31, 2017. Demand deposit accounts increased $12.9 million, or 12.5%, to $115.9 million at December 31, 2018 from $103.0 million at December 31, 2017 and certificates of deposit increased $14.0 million, or 3.4%, to $424.1 million at December 31, 2018 from $410.1 million at December 31, 2017.

Borrowings. We had outstanding borrowings at December 31, 2018 and 2017 of $69.4 million and $36.4 million, respectively. These borrowings are in the form of advances from the Federal Home Loan Bank of New York and borrowings from our correspondent banking relationships. Historically, we have had limited reliance on borrowings to fund our lending operations. However, we may continue to utilize advances from the Federal Home Loan Bank of New York and borrowings from our correspondent bank relationships to supplement the supply of investable funds and further our organic loan growth.

Stockholders’ Equity. Total stockholders’ equity increased $4.4 million, or 2.7%, to $169.2 million at December 31, 2018, from $164.8 million at December 31, 2017. The increase was substantially due to net income of $2.7 million, a decrease of $1.0 million in accumulated other comprehensive loss related primarily to the defined benefit pension plan, and the release of ESOP shares of $615,000.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General. Consolidated net income for the year ended December 31, 2018, was $2.7 million compared to a net loss of $4.4 million for the year ended December 31, 2017.  The increase was primarily attributed to an increase of $4.9 million in net interest income after the provision for loan losses and by decreases of $2.0 million to non-interest expense and of $166,000 in non-interest income.

Interest Income. Interest and dividend income increased $7.2 million, or 18.4%, to $46.2 million for the year ended December 31, 2018, from $39.0 million for the year ended December 31, 2017. The increase was primarily due to a $6.8 million, or 17.8%, increase in interest income on loans, which is our primary source of interest income. Average loan balances increased $131.5 million, or 17.9%, to $867.0 million for the year ended December 31, 2018 from $735.6 million for the year ended December 31, 2017. The increase in average loan balances was mainly driven by increases in the multifamily mortgage, nonresidential mortgage, one-to-four family mortgage, and construction and land loan portfolios. The average yield on loans decreased 1 basis point to 5.18% for the year ended December 31, 2018 from 5.19% for the year ended December 31, 2017.

Interest and dividend income on investment securities and Federal Home Loan Bank of New York stock increased $391,000, or 47.9%, to $1.2 million for the year ended December 31, 2018 from $817,000 for the year ended December 31, 2017. The yield on investment securities and Federal Home Loan Bank of New York stock increased 42 basis points to 1.74% for the year ended December 31, 2018, from 1.33% for the year ended December 31, 2017. The average balance of investment securities and Federal Home Loan Bank of New York stock increased $3.8 million, or 5.8%, to $69.4 million for the year ended December 31, 2018, from $65.5 million for the year ended December 31, 2017.

Interest Expense. Interest expense increased $2.7 million, or 39.9%, to $9.5 million for the year ended December 31, 2018, from $6.8 million for the year ended December 31, 2017. The increase was the result of an overall increase in interest expense on certificates of deposit, savings and money markets, and interest expense on borrowings. Specifically, interest expense on certificates of deposit increased $1.7 million, or 28.7%, to $7.6 million for the year ended December 31, 2018, from $5.9 million for the year ended December 31, 2017. This increase resulted from increases in both the average balance of certificates of deposit and the average rate we paid on certificates of deposit. The average balance of certificates of deposit increased $52.5 million, or 13.6%, to $439.7 million for the year ended December 31, 2018 from $387.2 million for the year ended December 31, 2017, and the average rate we paid on certificates of deposit increased 20 basis points to 1.73% for the year ended December 31, 2018, from 1.53% for the year ended December 31, 2017.

Interest expense on other deposits and borrowings increased $1.0 million to $1.9 million for the year ended December 31, 2018 from $866,000 for the year ended December 31, 2017. This increase resulted from an increase in the average rate we paid on other deposits and borrowings. The average balance of other deposits and borrowings increased $28.6 million, or 12.8%, to $256.3 million for the year ended December 31, 2018, from $227.7 million for the year ended December 31, 2017, and the average rate we paid on other deposits and borrowings increased 33 basis points to 0.73%

for the year ended December 31, 2018, from 0.40% for the year ended December 31, 2017, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $4.5 million, or 13.8%, to $36.7 million for the year ended December 31, 2018 from $32.2 million for the year ended December 31, 2017, primarily as a result of higher market yields on earning assets. Our average net interest-earning assets increased by $53.8 million, or 28.9%, to $240.3 million for the year ended December 31, 2018, from $186.1 million for the year ended December 31, 2017, due primarily to our loan growth, described above. Our net interest rate spread decreased by 19 basis points, to 3.57%, for the year ended December 31, 2018, from 3.76% for the year ended December 31, 2017, and our net interest margin was 3.92% and 4.02% for the years ended December 31, 2018 and 2017, respectively.

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

After an evaluation of these factors, we decreased our provision for loan losses for the year ended December 31, 2018 by $467,000 compared to an increase for the year ended December 31, 2017 of $1.8 million. Our allowance for loan losses was $12.7 million at December 31, 2018 compared to $11.1 million at December 31, 2017. The allowance for loan losses to gross loans decreased to 1.36% at December 31, 2018 from 1.37% at December 31, 2017, and the allowance for loan losses to non-performing loans increased to 186.77% at December 31, 2018 from 97.05% at December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process periodically reviews our allowance for loan losses and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Total non-interest income decreased $166,000, or 5.3%, to $2.9 million for the year ended December 31, 2018 from $3.1 million for the same period in the prior year.  The decrease in non-interest income for the year ended December 31, 2018 compared to the same period in 2017 was primarily due to a decrease of $204,000 in late  and prepayment charges.

	For the Years Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$845	$909	$(64)	(7.0%)
Brokerage commissions	533	547	(14)	(2.6%)
Late and prepayment charges	606	810	(204)	(25.2%)
Other	954	838	116	13.8%
Total non-interest income	$2,938	$3,104	$(166)	(5.3%)

Non-interest Expense. Total non-interest expense decreased $2.0 million, or 5.5%, to $34.6 million for the year ended December 31, 2018 from $36.6 million for the same period in 2017.  For the year ended December 31, 2018 compared to the same period in 2017, compensation and employee benefits expense increased by $830,000 mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Occupancy expense increased $848,000, due to the rebranding and improvements of our branches. Professional fees, which primarily include legal and audit expenses, increased $2.1 million, Other operating expenses increased $335,000. Office supplies, telephone and postage increased $206,000. In addition, there were increases of $22,000 in FDIC insurance assessments and $100,000 in insurance and surety bond expenses for the year ended December 31, 2018.  Direct loan expense increased $49,000. These increases were partially offset by a decrease of $6.3 million, which resulted from the absence of the contribution of 609,279 shares of Company common stock, valued at $6.1 million, and $200,000 in cash to the Ponce De Leon Foundation in 2017.  In addition, data processing expenses, decreased by $62,000 mainly due to contractual provisions and the level of new products and services that were introduced during 2018.

	For the Years Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$17,939	$17,109	$830	4.9%
Occupancy	6,673	5,825	848	14.6%
Data processing	1,408	1,470	(62)	(4.2%)
Direct loan expense	788	739	49	6.6%
Insurance and surety bond premiums	369	269	100	37.2%
Office supplies, telephone and postage	1,309	1,103	206	18.7%
Federal deposit insurance premiums	272	250	22	8.8%
Charitable foundation contributions	-	6,293	(6,293)	100.0%
Professional fees	3,154	1,060	2,094	197.5%
Marketing and promotional expenses	215	308	(93)	(30.2%)
Directors fees	277	289	(12)	(4.2%)
Regulatory dues	238	262	(24)	(9.2%)
Other operating expenses	1,915	1,580	335	21.2%
Total non-interest expense	$34,557	$36,557	$(2,000)	(5.5%)

Income Tax Expense. We incurred income tax expense of $1.1 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively, resulting in effective rates of 29.5% and 48.1%, respectively. At December 31, 2018 and 2017, net deferred tax asset amounted to $3.8 million and $3.9 million, respectively.

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

Interest and dividend income on investment securities and Federal Home Loan Bank of New York stock decreased $283,000, or 19.6%, to $817,000 for the year ended December 31, 2017 from $1.1 million for the year ended December 31, 2016. The yield on investment securities and Federal Home Loan Bank of New York stock increased 7 basis points to 1.33% for the year ended December 31, 2017, from 1.26% for the year ended December 31, 2016. The average balance of investment securities and Federal Home Loan Bank of New York stock decreased $20.0 million, or 42.3%, to $65.5 million for the year ended December 31, 2017, from $85.5 million for the year ended December 31, 2016, mainly due to $20.4 million of securities, with an average yield of 1.47%, being sold.

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

Provision for Loan Losses. After an evaluation of applicable factors, we increased our provision for loan losses for the year ended December 31, 2017 by $1.8 million and decreased our provision for loan losses for the year ended December 31, 2016 to a recovery of $57,000. Our allowance for loan losses was $11.1 million at December 31, 2017 compared to $10.2 million at December 31, 2016. The allowance for loan losses to total loans decreased to 1.37% at December 31, 2017 from 1.57% at December 31, 2016, and the allowance for loan losses to non-performing loans decreased to 97.05% at December 31, 2017 from 132.15% at December 31, 2016. We decreased the portion of the allowance for loan losses attributable to one-to-four family residential real estate loans due to a continued decrease in loss history related to this portion of the portfolio, as well as recoveries related to this portion of the portfolio exceeding charge-offs.

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

Non-interest Income. Total non-interest income increased $673,000, or 27.7%, to $3.1 million for the year ended December 31, 2017 from $2.4 million for the same period in the prior year.  The increase in non-interest income for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to a increase of $508,000 in late and prepayment charges.

	For the Years Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$909	$938	$(29)	(3.1%)
Brokerage commissions	547	515	32	6.2%
Late and prepayment charges	810	302	508	168.2%
Other	838	676	162	24.0%
Total non-interest income	$3,104	$2,431	$673	27.7%

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

	For the Years Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$17,109	$14,979	$2,130	14.2%
Occupancy	5,825	5,651	174	3.1%
Data processing	1,470	1,617	(147)	(9.1%)
Direct loan expense	739	860	(121)	(14.1%)
Insurance and surety bond premiums	269	464	(195)	(42.0%)
Office supplies, telephone and postage	1,103	1,071	32	3.0%
Federal deposit insurance premiums	250	538	(288)	(53.5%)
Charitable foundation contributions	6,293	—	6,293	100.0%
Professional fees	1,060	959	101	10.5%
Marketing and promotional expenses	308	198	110	55.6%
Directors fees	289	288	1	0.3%
Regulatory dues	262	231	31	13.4%
Other operating expenses	1,580	1,007	573	56.9%
Total non-interest expense	$36,557	$27,863	$8,694	31.2%

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

	For the Years Ended December 31,
	2018			2017			2016
	Average			Average			Average
	Outstanding		Average	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$867,030	$44,948	5.18%	$735,566	$38,172	5.19%	$605,878	$32,660	5.39%
Available-for-sale securities	26,424	381	1.44%	36,240	480	1.32%	70,142	1,012	1.44%
Other (1)	42,937	828	1.93%	29,289	389	1.33%	15,365	69	0.45%
Total interest- earning assets	936,391	46,157	4.93%	801,095	39,041	4.87%	691,385	33,741	4.88%
Non-interest-earning assets	33,610			53,809			33,759
Total assets	$970,001			$854,904			$725,144
Interest-bearing liabilities:
Savings accounts	$125,395	$766	0.61%	$128,282	$506	0.39%	$126,573	$327	0.26%
Interest-bearing demand	88,295	205	0.23%	74,824	146	0.19%	54,493	96	0.18%
Certificates of deposit	439,737	7,617	1.73%	387,232	5,917	1.53%	371,313	5,502	1.48%
Total deposits	653,427	8,588	1.31%	590,338	6,569	1.11%	552,379	5,925	1.07%
Advance payments by borrowers	7,762	4	0.05%	6,292	4	0.06%	4,770	4	0.09%
Borrowings	34,886	899	2.58%	17,955	262	1.46%	1,145	7	0.61%
Total interest- bearing liabilities	696,075	9,491	1.36%	614,585	6,835	1.11%	558,294	5,936	1.06%
Non-interest-bearing liabilities:
Non-interest-bearing demand	100,628	—		112,113	—		70,407	—
Other non-interest- bearing liabilities	5,859	—		3,578	—		3,519	—
Total non-interest- bearing liabilities	106,487	—		115,691	—		73,926	—
Total liabilities	802,562	9,491		730,276	6,835		632,220	5,936
Total equity	167,439			124,628			92,924
Total liabilities and total equity	$970,001		1.36%	$854,904		1.11%	$725,144		1.06%
Net interest income		$36,666			$32,206			$27,805
Net interest rate spread (2)			3.57%			3.76%			3.82%
Net interest-earning assets (3)	$240,316			$186,510			$133,091
Net interest margin (4)			3.92%			4.02%			4.02%

Average interest-earning assets to interest- bearing liabilities			134.52%			130.35%			123.84%

(1)	Includes FHLB demand accounts and FHLB stock dividends.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31,			For the Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$6,822	$(46)	$6,776	$6,991	$(1,479)	$5,512
Securities	(130)	31	(99)	(489)	(43)	(532)
Other	181	258	439	63	257	320
Total interest-earning assets	6,873	243	7,116	6,564	(1,264)	5,300
Interest-bearing liabilities:
Savings accounts	(11)	271	260	6	173	179
Interest-bearing demand	22	37	59	47	3	50
Certificates of deposit	802	898	1,700	236	179	415
Total deposits	813	1,206	2,019	289	355	644
Advance payment by borrowers	1	(1)	—	1	(1)	—
Borrowings	247	390	637	103	152	255
Total interest-bearing liabilities	1,061	1,595	2,656	393	506	899
Change in net interest income	$5,812	$(1,352)	$4,460	$6,172	$(1,771)	$4,401

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

The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (basis points) (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$30,401	-16.06%
+300	32,244	-10.97%
+200	33,841	-6.56%
+100	35,179	-2.86%
Level	36,215	0.00%
-100	36,990	2.14%

The table above indicates that at December 31, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 6.56% decrease in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 2.14% increase in net interest income.

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

The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$134,431	$(39,821)	-22.85%	13.53%	(261)
+300	144,880	(29,372)	-16.86%	14.28%	(186)
+200	155,297	(18,955)	-10.88%	14.99%	(115)
+100	165,613	(8,639)	-4.96%	15.66%	(48)
Level	174,252	—	0.00%	16.14%	—
-100	181,149	(6,897)	-3.96%	16.46%	32

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted net present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 10.88% decrease in net economic value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 3.96% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2018
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Zero Days to Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$24,553	$24,553	$24,553	$24,553	$24,553	$24,553	$24,553	$45,225	$69,778
Securities	5,121	5,997	10,675	26,397	26,698	27,568	27,568	(424)	27,144
Net loans (includes LHFS)	103,967	137,999	206,712	371,288	856,529	924,906	924,906	(6,397)	918,509
FHLB Stock	—	—	—	—	2,915	2,915	2,915	—	2,915
Other assets	—	—	—	—	4	4	4	41,551	41,555
Total	$133,641	$168,549	$241,940	$422,238	$910,699	$979,946	$979,946	$79,955	$1,059,901
Liabilities:
Non-maturity deposits	$269,749	$269,749	$269,749	$269,749	$269,749	$269,749	$269,749	$115,923	$385,672
Certificates of deposit	65,267	107,838	189,720	283,655	424,086	424,086	424,086	—	424,086
Other liabilities	25,000	25,000	25,000	33,029	69,404	69,404	69,404	11,567	80,971
Total liabilities	360,016	402,587	484,469	586,433	763,239	763,239	763,239	127,490	890,729
Stockholders' equity	—	—	—	—	—	—	—	169,172	169,172
Total liabilities and stockholders' equity	$360,016	$402,587	$484,469	$586,433	$763,239	$763,239	$763,239	$296,662	$1,059,901
Asset/liability gap	$(226,375)	$(234,038)	$(242,529)	$(164,195)	$147,460	$216,707	$216,707
Gap/assets ratio	37.12%	41.87%	49.94%	72.00%	119.32%	128.39%	128.39%

At December 31, 2018, our asset/liability gap from zero days to one year was ($242.5) million, resulting in a gap/assets ratio of 49.94%.

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

	December 31, 2017
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Zero Days to Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$34,979	$34,979	$34,979	$34,979	$34,979	$34,979	$34,979	$24,745	$59,724
Securities	4,124	7,714	14,876	25,407	29,234	29,234	29,234	(337)	28,897
Net loans (includes LHFS)	56,623	108,029	191,573	321,571	738,534	798,834	798,834	(131)	798,703
FHLB Stock	—	—	—	—	1,511	1,511	1,511	—	1,511
Other assets	—	—	—	—	3	3	3	36,684	36,687
Total	$95,726	$150,722	$241,428	$381,957	$804,261	$864,561	$864,561	$60,961	$925,522
Liabilities:
Non-maturity deposits	$207,452	$207,452	$207,452	$207,452	$207,452	$207,452	$207,452	$96,472	$303,924
Certificates of deposit	40,874	80,015	158,836	241,656	407,800	410,061	410,061	—	410,061
Other liabilities	20,000	20,000	20,000	20,000	20,000	29,400	36,400	10,352	46,752
Total liabilities	268,326	307,467	386,288	469,108	635,252	646,913	653,913	106,824	760,737
Stockholders' equity	—	—	—	—	—	—	—	164,785	164,785
Total liabilities and stockholders' equity	$268,326	$307,467	$386,288	$469,108	$635,252	$646,913	$653,913	$271,609	$925,522
Asset/liability gap	$(172,600)	$(156,745)	$(144,860)	$(87,151)	$169,009	$217,648	$210,648
Gap/assets ratio	35.68%	49.02%	62.50%	81.42%	126.61%	133.64%	132.21%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2018 and 2017, we had $44.4 million and $16.4 million, respectively, of term and overnight outstanding advances from the Federal Home Loan Bank of New York, and also had a guarantee from the Federal Home Loan Bank of New York through a standby letter of credit of $7.6 million.  At December 31, 2018, we had eligible collateral of approximately $280.4 million in mortgage loans available to secure advances from the Federal Home Loan Bank of New York.  We also have an unsecured line of credit of $25.0 million outstanding with Zions Bank, of which $25.0 million was outstanding at December 31, 2018.  We did not have any outstanding securities sold under repurchase agreements with brokers as of December 31, 2018 and 2017.

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

Net cash provided by operating activities was $7.9 million and $8.6 million for the years ended December 31, 2018 and 2017, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(126.6) million and $(135.9) million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and proceeds from the 2017 stock offering, was $128.8 million and $175.3 million for the years ended December 31, 2018 and 2017, respectively.

We are committed to maintaining an adequate liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2018 and 2017, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2018 and 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2018 and 2017, we had outstanding commitments to originate loans, commitments under lines of credit, and standby letters of credit totaling $104.5 million and $94.8 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 totaled $189.7 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PDL Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PDL Community Bancorp and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 22, 2019

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2018 and 2017

(Dollars in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and due from banks (Note 2):
Cash	$45,225	$24,746
Interest-bearing deposits in banks	24,553	34,978
Total cash and cash equivalents	69,778	59,724
Available-for-sale securities, at fair value (Note 3)	27,144	28,897
Loans receivable, net of allowance for loan losses - 2018 $12,659; 2017 $11,071 (Note 4)	918,509	798,703
Accrued interest receivable	3,795	3,335
Premises and equipment, net (Note 5)	31,135	27,172
Federal Home Loan Bank Stock (FHLB), at cost	2,915	1,511
Deferred tax assets (Note 8)	3,811	3,909
Other assets	2,814	2,271
Total assets	$1,059,901	$925,522
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$809,758	$713,985
Accrued interest payable	63	42
Advance payments by borrowers for taxes and insurance	6,037	5,025
Advances from the Federal Home Loan Bank and others (Note 7)	69,404	36,400
Other liabilities	5,467	5,285
Total liabilities	890,729	760,737
Commitments and contingencies (Note 11)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and outstanding at December 31, 2018	185	185
Additional paid-in-capital	84,581	84,351
Retained earnings	98,813	94,855
Accumulated other comprehensive loss (Note 14)	(8,135)	(7,851)
Unearned Employee Stock Ownership Plan (ESOP) shares; 627,251 shares (Note 9)	(6,272)	(6,755)
Total stockholders' equity	169,172	164,785
Total liabilities and stockholders' equity	$1,059,901	$925,522

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands, except share data)

	For the Years Ended December 31,
	2018	2017	2016
Interest and dividend income:
Interest on loans receivable	$44,948	$38,172	$32,660
Interest and dividends on investment securities and FHLB stock	1,208	817	1,081
Total interest and dividend income	46,156	38,989	33,741
Interest expense:
Interest on certificates of deposit	7,617	5,917	5,502
Interest on other deposits	974	656	427
Interest on borrowings	899	210	7
Total interest expense	9,490	6,783	5,936
Net interest income	36,666	32,206	27,805
Provision for loan losses (recovery) (Note 4)	1,249	1,716	(57)
Net interest income after provision for loan losses	35,417	30,490	27,862
Noninterest income:
Service charges and fees	845	909	938
Brokerage commissions	533	547	515
Late and prepayment charges	606	810	302
Other	954	838	676
Total noninterest income	2,938	3,104	2,431
Noninterest expense:
Compensation and benefits	17,939	17,109	14,979
Occupancy expense	6,673	5,825	5,651
Data processing expenses	1,408	1,470	1,617
Direct loan expenses	788	739	860
Insurance and surety bond premiums	369	269	464
Office supplies, telephone and postage	1,309	1,103	1,071
FDIC deposit insurance assessment	272	250	538
Charitable foundation contributions	—	6,293	—
Professional fees	3,154	1,060	959
Marketing and promotional expenses	215	308	198
Directors fees	277	289	288
Regulatory dues	238	262	231
Other operating expenses	1,915	1,580	1,007
Total noninterest expense	34,557	36,557	27,863
Income (loss) before income taxes	3,798	(2,963)	2,430
Provision for income taxes (Note 8)	1,121	1,424	1,005
Net income (loss)	$2,677	$(4,387)	$1,425
Earnings per share: (Note 10)
Basic	$0.15	$(0.16)	N/A
Diluted	$0.15	$(0.16)	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss)	$2,677	$(4,387)	$1,425
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gain (losses)	(89)	(85)	309
Expense (benefit) due to enactment of federal tax reform	—	44	—
Income tax effect	19	(14)	(105)
Unrealized gains on securities, net	(70)	(55)	204
Pension benefit liability adjustment:
Net gain (loss) during the period	1,368	(2,006)	456
Expense (benefit) due to the enactment of federal tax reform	—	1,192	—
Reclassification of stranded income tax effects from accumulated other comprehensive income	(1,281)	—	—
Income tax effect	(301)	(732)	(155)
Pension liability adjustment, net of tax	(214)	(1,546)	301
Total other comprehensive income (loss), net of tax	(284)	(1,601)	505
Total comprehensive income (loss)	$2,393	$(5,988)	$1,930

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands, except share data)

					Accumulated	Unallocated
			Additional		Other	Common
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2015	—	$—	$—	$97,817	$(6,755)	$—	$91,062
Net income	—	—	—	1,425	—	—	1,425
Other comprehensive loss, net of tax	—	—	—	—	505	—	505
Balance, December 31, 2016	—	—	—	99,242	(6,250)	—	92,992
Net income (loss)	—	—	—	(4,387)	—	—	(4,387)
Other comprehensive income, net of tax	—	—	—	—	(1,601)	—	(1,601)
Issuance of common stock, $0.01 par value; to the mutual holding company	9,545,387	96	—	—	—	—	96
Issuance of common stock, $0.01 par value; for initial public offering, net of costs of $4,988	8,308,362	83	78,012	—	—	—	78,095
Issuance of common stock, $0.01 par value; to The Ponce De Leon Foundation	609,279	6	6,087	—	—	—	6,093
Unallocated ESOP- 723,751 shares , $0.01 par value	—	—	—	—	—	(7,238)	(7,238)
ESOP shares committed to be released (48,250 shares)	—	—	252	—	—	483	735
Balance, December 31, 2017	18,463,028	$185	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	2,677	—	—	2,677
Other comprehensive loss, net of tax	—	—	—	—	997	—	997
Reclassification of stranded income tax effects from accumulated other comprehensive income	—	—	—	1,281	(1,281)	—	—
ESOP shares committed to be released (48,250 shares)	—	—	132	—	—	483	615
Restricted stock awards	—	—	91	—	—	—	91
Stock options	—	—	7	—	—	—	7
Balance, December 31, 2018	18,463,028	$185	$84,581	$98,813	$(8,135)	$(6,272)	$169,172

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	For the Years Ended
	December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$2,677	$(4,387)	$1,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities, net	10	52	11
Loss on sale of loans	54	106	13
(Gain) loss on sale of available-for-sale securities	(12)	6	—
Gain on sale of other real estate owned	—	—	(4)
Provision for (recovery from) loan losses	1,249	1,716	(57)
Depreciation and amortization	1,798	1,625	1,679
Amortization of core deposit intangible assets	—	3	129
ESOP compensation expense	615	735	—
Share-based compensation expense	98	—	—
Charitable foundation contribution expense	—	6,093	—
Deferred income taxes	(184)	(40)	126
Changes in assets and liabilities:
Increase in accrued interest receivable	(460)	(628)	(39)
(Increase) decrease in other assets	(371)	38	175
Increase (decrease) in accrued interest payable	21	14	(8)
Net increase (decrease) in other liabilities	2,390	3,313	893
Net cash provided by operating activities	7,885	8,646	4,343
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	—	9,364	1,890
Purchases of FHLB Stock	(1,404)	(9,909)	(1,692)
Purchases of available-for-sale securities	(4,996)	—	(25,914)
Proceeds from sale of available-for-sale securities	3,760	20,374	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	2,902	3,276	55,556
Proceeds from sales of loans	6,885	2,967	4,386
Net increase in loans	(127,994)	(159,201)	(77,669)
Proceeds from sale of other real estate owned	—	—	80
Purchases of premises and equipment	(5,761)	(2,769)	(530)
Net cash used in investing activities	(126,608)	(135,898)	(43,893)

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	For the Years Ended
	December 31,
	2018	2017	2016
Cash Flows From Financing Activities:
Net increase in deposits	$95,773	$70,907	$43,572
Proceeds from issuance of common stock	—	78,191	—
Funds loaned to the ESOP	—	(7,238)	—
Proceeds from advances	271,027	646,400	280,000
Repayments of advances	(238,023)	(613,000)	(285,000)
Net cash provided by financing activities	128,777	175,260	38,572
Net increase (decrease) in cash and cash equivalents	10,054	48,008	(978)
Cash and Cash Equivalents:
Beginning	59,724	11,716	12,694
Ending	$69,778	$59,724	$11,716
Supplemental Disclosures:
Cash paid during the year:
Interest	$9,469	$6,821	$5,944
Income taxes	$549	$1,474	$1,280
Supplemental Disclosures of Noncash Investing Activities:
Transfer of loans to loans held for sale	$—	$—	$3,239
Transfer of loans held for sale to loans	$—	$2,143	$—
Supplemental Disclosure of Noncash Financing Activities:
Issuance of common stock to the Ponce De Leon Foundation	$—	$6,093	$—

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The following is a summary of the Company's significant accounting policies:

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

Years Ended December 31, 2018 and 2017

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks (including items in process of clearing). For purposes of reporting cash flows, the Bank considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans originated by the Bank, interest-bearing deposits in financial institutions, and deposits are reported net in the consolidated statements of cash flows.

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

At December 31, 2018 and 2017, there are no liabilities recorded related to uncertain tax positions. Income tax returns filed for years before 2015 are no longer subject to income tax examinations by U.S. federal, state or local tax authorities.

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

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Stock Options:  The Company recognizes the value of shared-based payment transactions as compensation costs in the financial statements over the period that an employee provides service in exchange for the award.  The fair value of the share-based payments for stock options is estimated using the Black-Scholes option-pricing model.  The Company accounts for forfeitures as they occur during the period.

Restricted Stock Units:  The Company recognizes compensation cost related to restricted stock units based on the market price of the stock units at the grant date over the vesting period.  The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units. The Company recognizes compensation expense for the fair value of the restricted stock units on a straight-line basis over the requisite service period.

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

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities.  As of December 31, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance reportedly is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public business entities.  As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it adopted the amendments in this update beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.   The Bank’s primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance.  As a result, the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Years Ended December 31, 2018 and 2017

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

An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it adopted the amendments in this update beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU reportedly is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The ASU amended the current standard to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company has not adopted this update and does not expect this update will have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  The ASU requires that an employer report the service cost component with other compensation cost arising from services rendered by the pertinent employees during the period.  The amendment also requires the components of net benefit cost to be presented separately in the income statement from the service cost component and not within income from operations.  ASU 2017-07 is effective for interim and annual reporting for public business entities beginning after December 15, 2017. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.”  The ASU requires premiums on callable debt securities to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020.  ASU 2017-08 will not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of the standard does not have a material impact on the Company’s consolidated statements of financial condition and results of operations.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  This amendment is effective for years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has elected to early adopt this standard as of December 31, 2018 and reclassified $1,281 from accumulated other comprehensive income to retained earnings as presented in the consolidated statements of stockholders’ equity.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework –Changes to the Disclosure Requirements for Defined Benefit Plans.”  The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including, but not limited to the removal of the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.  The update also added and clarified certain disclosure requirements. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities.  As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years ending after December 15, 2021.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of financial condition and results of operation.

Note 2.Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $44,717 and $24,334 in cash to cover its minimum reserve requirements of $4,375 and $23,870 at December 31, 2018 and 2017, respectively.

Note 3. Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$20,924	$—	$(409)	$20,515
U.S Treasury	4,997	—	(2)	4,995
Mortgage-Backed Securities:
FNMA Certificates	778	—	(19)	759
GNMA Certificates	870	5	—	875
	$27,569	$5	$(430)	$27,144

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$24,911	$—	$(359)	$24,552
Mortgage-Backed Securities:
FNMA Certificates	1,118	—	(15)	1,103
GNMA Certificates	3,205	38	(1)	3,242
	$29,234	$38	$(375)	$28,897

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 3. Available-for-Sale-Securities (Continued)

There were no investments that were classified as held to maturity as of December 31, 2018 and 2017. There were $3,760 in sales of investment securities during the year ended December 31, 2018 and $20,411 in sales of investment securities in 2017.

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017:

	December 31, 2018
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$20,515	$(409)	$20,515	$(409)
US Treasury	4,995	(2)			4,995	(2)
Mortgage-Backed
FNMA Certificates	—	—	759	(19)	759	(19)
GNMA Certificates	—	—	—	—	—	—
	$4,995	$(2)	$21,274	$(428)	$26,269	$(430)

	December 31, 2017
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$24,552	$(359)	$24,552	$(359)
Mortgage-Backed
FNMA Certificates	1,094	(15)	—	—	1,094	(15)
GNMA Certificates	1,205	(1)	—	—	1,205	(1)
	$2,299	$(16)	$24,552	$(359)	$26,851	$(375)

The Company’s investment portfolio had 12 and 33 investment securities at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company had 11 and 14 securities, respectively, with a gross unrealized loss position.  Management reviewed the financial condition of the entities underlying the securities at both December 31, 2018 and 2017 and determined that they are not other than temporary because the unrealized losses in those securities relate to market interest rate changes. In addition, the Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 3. Available-for-Sale-Securities (Continued)

The following is a summary of maturities of securities at December 31, 2018 and 2017. Amounts are shown by contractual maturity. Because borrowers of the underlying collateral for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2018
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$4,997	$4,995
After three months through one year	4,554	4,497
After one year through five years	16,370	16,018
	25,921	25,510
Mortgage-Backed Securities	1,648	1,634
Total	$27,569	$27,144

	December 31, 2017
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	1,990	1,977
After one year through five years	22,921	22,575
	24,911	24,552
Mortgage-Backed Securities	4,323	4,345
Total	$29,234	$28,897

There were no securities pledged at December 31, 2018 and December 31, 2017.

Note 4. Loans Receivable and Allowance for Loan Losses

Loans at December 31, 2018 and 2017 are summarized as follows:

	December 31,	December 31,
	2018	2017
Mortgage loans:
1-4 family residential
Investor-Owned	$303,197	$287,158
Owner-Occupied	92,788	100,854
Multifamily residential	232,509	188,550
Nonresidential properties	196,917	151,193
Construction and land	87,572	67,240
Nonmortgage loans:
Business loans	15,710	12,873
Consumer loans	1,068	886
	929,761	808,754
Net deferred loan origination costs	1,407	1,020
Allowance for losses on loans	(12,659)	(11,071)
Loans, net	$918,509	$798,703

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

The Company's lending activities are conducted principally in New York City. The Company primarily grants loans secured by real estate to individuals and businesses. Although collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrowers' ability to generate continuing cash flows.  The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit up to 75% of the market value of the collateral at the date of the credit extension, depending on the borrowers' creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

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

Performance Pass – Existing loans that evidence strong payment history but document less than average strength, financial condition, record of earnings, or projected cash flows with which to service debt.

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

Years Ended December 31, 2018 and 2017

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

The following tables present credit risk ratings by loan segment as of December 31, 2018 and 2017:

	December 31, 2018
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$383,123	$231,422	$195,327	$71,438	$14,324	$1,068	$896,702
Special mention	3,728	775	—	8,505	1,386	—	14,394
Substandard	9,134	312	1,590	7,629	—	—	18,665
Doubtful	—	—	—	—	—	—	—
Total	$395,985	$232,509	$196,917	$87,572	$15,710	$1,068	$929,761

	December 31, 2017
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$370,629	$188,030	$148,253	$59,914	$12,726	$886	$780,438
Special mention	4,667	—	—	650	—	—	5,317
Substandard	12,716	520	2,940	6,676	147	—	22,999
Doubtful	—	—	—	—	—	—	—
Total	$388,012	$188,550	$151,193	$67,240	$12,873	$886	$808,754

An aging analysis of loans, as of December 31, 2018 and 2017, is as follows:

	December 31, 2018
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$296,188	$6,539	$470	$—	$303,197	$1,258	$—
Owner-Occupied	89,610	1,609	574	995	92,788	3,079	—
Multifamily	231,514	995	—	—	232,509	16	—
Nonresidential properties	195,861	—	4	1,052	196,917	1,310	—
Construction and land	87,572	—	—	—	87,572	1,115	—
Nonmortgage Loans:
Business	15,418	292	—	—	15,710	—	—
Consumer	1,068	—	—	—	1,068	—	—
Total	$917,231	$9,435	$1,048	$2,047	$929,761	$6,778	$—

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The following schedules detail the composition of the allowance for loan losses and the related investment in loans as of December 31, 2018, 2017, and 2016, respectively.

	For the Year Ended December 31, 2018

	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Provision charged to expense	82	(444)	720	492	426	(37)	10	—	1,249
Losses charged-off	—	—	—	—	—	(34)	(14)	—	(48)
Recoveries	1	250	—	9	—	122	5	—	387
Balance, end of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$—	$12,659
Ending balance: individually evaluated for impairment	$349	$234	$—	$35	$—	$—	$—	$—	$618
Ending balance: collectively evaluated for impairment	3,450	974	3,829	1,890	1,631	260	7	—	12,041
Unallocated	—	—	—	—	—	—	—	—	—
Total	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$—	$12,659
Loans:
Ending balance: individually evaluated for impairment	$6,452	$6,525	$16	$2,750	$1,108	$374	$—	$—	$17,225
Ending balance: collectively evaluated for impairment	296,745	86,263	232,493	194,167	86,464	15,336	1,068	—	912,536
Total	$303,197	$92,788	$232,509	$196,917	$87,572	$15,710	$1,068	$—	$929,761

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the years ended December 31, 2018, 2017, and 2016:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$12,985	$7,080	$5,898	$12,978	$583	$15,163	$758
Multifamily	16	16	—	16	—	36	3
Nonresidential properties	2,748	2,270	480	2,750	35	3,230	172
Construction and land	1,115	1,107	—	1,107	—	1,094	—
Nonmortgage Loans:
Business	374	374	—	374	—	454	22
Consumer	—	—	—	—	—	—	—
Total	$17,238	$10,847	$6,378	$17,225	$618	$19,977	$955

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis

Mortgages:
1-4 Family	$20,036	$10,651	$8,161	$18,811	$506	$18,512	$890
Multifamily	533	520	—	520	375	166	—
Nonresidential properties	4,729	3,633	495	4,128	—	5,231	166
Construction and land	1,233	1,075	—	1,075	39	1,042	—
Nonmortgage Loans:
Business	667	529	96	625	2	594	24
Consumer	—	—	—	—	—	—	—
Total	$27,198	$16,408	$8,752	$25,160	$922	$25,545	$1,080

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2016	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$19,367	$7,507	$10,349	$17,856	$1,102	$20,131	$722
Multifamily	—	—	—	—	—	309	—
Nonresidential properties	7,096	3,897	2,562	6,459	261	6,541	235
Construction and land	1,241	1,145	—	1,145	—	912	—
Nonmortgage Loans:
Business	672	605	10	615	10	748	24
Consumer	—	—	—	—	—	—	—
Total	$28,376	$13,154	$12,921	$26,075	$1,373	$28,641	$981

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

For the year ended December 31, 2018, there were no loans restructured as a TDR. For the year ended December 31, 2017, there was one loan restructured as a TDR.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2018			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family residential	—	$—	$—	1	$176
Total	—	$—	$—	1	$176
Combination of rate, maturity, other	—	$—	$—	1	$176
Total	—	$—	$—	1	$176

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2017			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$176	$176	—	$—
Total	1	$176	$176	—	$—
Combination of rate, maturity, other	1	$176	$176	—	—
Total	1	$176	$176	—	$—

At December 31, 2018, there were 40 troubled debt restructured loans, included in impaired loans, of $14,104.  At December 31, 2017, there were 49 troubled debt restructured loans, included in impaired loans, of $18,371. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans which aggregated $618 and $921 at December 31, 2018 and December 31, 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 5. Premises and Equipment

A summary of premises and equipment at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Land	$3,979	$3,979
Buildings and improvements	16,423	15,972
Leasehold improvements	23,430	20,973
Furniture, fixtures and equipment	7,728	4,875
	51,560	45,799
Less accumulated depreciation and amortization	(20,425)	(18,627)
	$31,135	$27,172

Depreciation and amortization expense amounted to $1,798, $1,625 and $1,679 for the years ended December 31, 2018 2017, and 2016, respectively, and are included in occupancy expense in the accompanying consolidated statements of income (loss).

Note 6. Deposits

Deposits at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
Demand	$115,923	$103,001
Interest-bearing deposits:
NOW/IOLA accounts	30,783	27,758
Money market accounts	116,175	46,497
Savings accounts	122,791	126,668
Total NOW, money market, and savings	269,749	200,923
Certificates of deposit of $250K or more	90,195	80,300
All other certificates of deposit	333,891	329,761
Total certificates of deposit	424,086	410,061
Total interest-bearing deposits	693,835	610,984
Total deposits	$809,758	$713,985

At December 31, 2018, scheduled maturities of certificates of deposit were as follows:

December 31,
2019	$189,720
2020	93,935
2021	91,483
2022	41,422
2023	7,526
$424,086

Overdrawn deposit accounts that have been reclassified to loans amounted to $241 and $174 as of December 31, 2018 and 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 7. Borrowings

FHLB Advances: The Bank is a member of the Federal Home Loan Bank of New York. At December 31, 2018, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $44,404 and $16,400 of outstanding advances from the FHLB on term basis and an overnight line of credit basis at December 31, 2018 and 2017, respectively.  The Bank also had a guarantee from the FHLB through a standby letter of credit of $7,639 and $6,614 at December 31, 2018 and 2017, respectively.  Additionally, the Bank had an unsecured fed funds line in the amount of $25,000 and $22,000 with a correspondent bank at December 31, 2018 and 2017, of which $25,000 and $20,000 were outstanding at December 31, 2018 and 2017.

Borrowed funds at December 31, 2018 and 2017 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2018			2017
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent bank overnight line of credit advance	$25,000	$25,000	2.64%	$20,000	$20,000	1.64%

FHLB term advances ending December 31:
2020	8,029	8,029	2.86	1,400	1,400	2.11
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	5,000	5,000	1.97	5,000	5,000	1.97
2023	28,375	28,375	2.82	7,000	7,000	2.12
	$69,404	$69,404	2.69%	$36,400	$36,400	1.81%

Interest expense on advances totaled $899, $210, and $8 for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, the Bank has eligible collateral of approximately $280,457 and $66,254, respectively, in mortgage loans available to secure advances from the FHLB.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 8. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2018, 2017, and 2016 consists of the following:

	For the Years Ended December 31,
	2018	2017	2016
Federal:
Current	$972	$1,062	$642
Deferred	37	24	387
	1,009	1,086	1,029
State and local:
Current	333	402	237
Deferred	(1,011)	(1,670)	(754)
	(678)	(1,268)	(517)
Changes in valuation allowance	790	1,606	493
Provision (benefit) for income taxes	$1,121	$1,424	$1,005

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2018, and 34% for 2017 and 2016 to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2018	2017	2016
Income tax, at federal rate	$799	$(1,007)	$826
State and local tax, net of federal taxes	(536)	(1,340)	(341)
Valuation allowance, net of the federal benefit	790	1,606	493
Expense (benefit) due to enactment of federal tax reform	—	2,113	—
Other	68	52	27
	$1,121	$1,424	$1,005

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate income tax rate from 34% to 21%, but eliminates or increases certain permanent differences.  As of the date of enactment, the Company has adjusted its deferred tax assets and liabilities for the new statutory rate, which resulted in $2,113 income tax expense for the year ended December 31, 2017.

On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date.  SAB 118 allows for a measurement period, not to extend beyond one year from the Act’s enactment date, to complete the necessary accounting. All these matters were finalized in 2018 with no material impact to the Company’s federal income tax expense.

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. The valuation allowance increased by $790, $1,606 and $493 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 8. Income Taxes (Continued)

At December 31, 2018 and 2017, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2015.

As of December 31, 2018, the Company elected to early adopt ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The Company reclassified the income tax effects of Tax Cuts and Jobs Act of approximately $1,281 from accumulated other comprehensive income to retained earnings as presented in the consolidated statements of stockholders’ equity.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	At December 31,
	2018	2017
Deferred tax assets:
Allowance for losses on loans	$3,939	$3,444
Pension obligations	2,102	2,402
Interest on nonaccrual loans	74	415
Unrealized loss on available-for-sale securities	91	72
Amortization of intangible assets	102	120
Deferred rent payable	153	194
Net operating losses	3,111	2,444
Charitable contribution carryforward	1,694	1,840
Other	235	162
Total gross deferred tax assets	11,501	11,093
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,120	3,134
Depreciation and amortization of premises and equipment	222	601
Deferred loan fees	438	317
Other	6	18
Total gross deferred tax liabilities	3,786	4,070
Valuation allowance	3,904	3,114
Net deferred tax assets	$3,811	$3,909

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

	For the Years Ended December 31,
	2018	2017	2016
Equity	$282	$746	$260
Operations	(184)	(1,276)	126
	$98	$(530)	$386

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of December 31, 2018 and 2017 using a measurement date as of December 31, 2018 and 2017, respectively:

	December 31,
	2018	2017
Projected benefit obligation	$(14,244)	$(15,883)
Fair value of plan assets	14,416	14,732
Funded status	$172	$(1,151)
Accumulated benefit obligation	$(14,244)	$(15,883)

	December 31,
	2018	2017
Changes in benefit obligation:
Beginning of period	$15,883	$14,142
Service cost	39	39
Interest cost	542	581
Interest rate change	(1,691)	1,338
Mortality change	(41)	1,906
(Gain)/ Loss	243	(1,345)
Administrative cost	(39)	(39)
Benefits paid	(692)	(739)
End of period	$14,244	$15,883

	December 31,
	2018	2017
Changes in plan assets:
Fair value of plan assets, beginning of year	$14,732	$15,038
Actual return on plan assets	415	472
Employer contributions	—	—
Plan participant contributions	—	—
Benefits paid	(692)	(739)
Administrative expenses paid	(39)	(39)
Fair value of plan assets, end of year	$14,416	$14,732

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, consisted of the following components at December 31, 2018 and 2017:

	December 31,
	2018	2017
Net loss	$(9,856)	$(11,224)

The components of net periodic benefit cost are as follows for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Service cost	$39	$39	$39
Interest cost	542	581	615
Expected return on plan assets	(860)	(839)	(848)
Amortization of prior service cost	25	25	25
Amortization of (gain)/loss	299	234	248
Net periodic benefit cost	$45	$40	$79

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Discount rate	4.25%	3.50%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Discount rate	3.50%	4.25%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at December 31, 2018 and 2017 was $14,416 and $14,696, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

Employer contributions and benefit payments for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Employer contribution	$—	$—
Benefits paid	$692	$739

Employee benefit payments expected to be paid in the future are as follows:

Year ending December 31,
2019	$714
2020	706
2021	700
2022	718
2023	700
Thereafter	3,569
$7,107

401(k) Plan:

The Company also provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. 401(k) expenses recorded in the consolidated statements of income (loss) amounted to $363, $317 and $339 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

A summary of the ESOP shares is as follows:

	December 31, 2018	December 31, 2017
Shares committed-to-be released	48,250	48,250
Shares to be allocated to participants	48,250	—
Unallocated shares	627,251	675,501
Total	723,751	723,751

Fair value of unearned shares	$7,991	$10,254

At December 31, 2018 and 2017 we had $6,308 and $6,712 outstanding of funds borrowed for the ESOP, respectively.  We recognized $615 and $526 in compensation expense and $175 and $52 in interest expense, for the years ended December 31, 2018 and 2017, respectively.

Supplemental Executive Retirement Plan:

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive.   The SERP expense recognized in the consolidated statements of income (loss) amounted to $61, $166, and $0 for the years ended December 31, 2018, 2017 and 2016,respectively.

2018 Incentive Plan

The Company’s stockholders approved the PDL Community Bancorp 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”) at the Special Meeting of Stockholders on October 30, 2018.  The maximum number of shares of common stock which can be issued under the 2018 Incentive Plan is 1,248,469. Of the 1,248,469 shares, the maximum number of shares that may be awarded under the 2018 Incentive Plan pursuant to the exercise of stock options is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares.  However, the 2018 Incentive Plan contains a flex feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options by 3.0 shares of common stock.  The Company converted 462,522 awards of stock options into 154,174 restricted stock units in 2018.

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 40,000 restricted stock units to officers, 322,254 restricted stock units to executive officers and 148,625 shares of restricted stock units to outside directors.  Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant.  However, awards to a director with fewer than ten years of service as a director at the time of grant vest at a slower rate.  In addition, awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service.  Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020.  These awards vest at the earliest on December 4, 2019, and at the latest on December 4, 2025.  As of December 31, 2018, the maximum number of stock options and SARs and the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was 265,476 and 0, respectively. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 88,492, but would eliminate the availability of stock options and SARs available for award.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

The product of the number of units granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock units under the Company’s 2018 Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period for the entire award.

A summary of the Company’s restricted stock units awards activity and related information for the year ended December 31, 2018 is as follows:

	2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	—	$—
Granted	510,879	12.77
Forfeited	—	—
Non-vested at December 31	510,879	12.77

Compensation expense relating to restricted stock units for the year December 31, 2018 was $91.

A summary of the Company’s stock option awards activity and related information for the year ended December 31, 2018 is as follows:

	2018
	Options	Weighted- Average Exercise Price Per Share	Average Intrinsic Value
Outstanding, beginning of year	—	$—	$—
Granted	163,766	12.77	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, end of year	163,766	$12.77	$—
Exercisable, end of year	—	$12.77	$—

Exercise price for options as of December 31, 2018 was $12.77 per share.  The weighted average remaining contractual life is 6.5 years.  There were no shares exercisable as of December 31, 2018. Total compensation cost related to stock options recognized was $7 for the year ended December 31, 2018.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

For the Year Ended December 31,
2018
Dividend yield	0.00%
Expected life	6.5 years
Expected volatility	20.15%
Risk-free interest rate	2.74%
Weighted average grant date fair value	$3.53

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

The expected volatility is based on blended rate of the trading history of the Company’s stock price in 2018.  The expected life is an estimate based in management’s review of the various factors. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Note 10. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

		For the Period September 29, through December 31,
	2018	2017
Net Income (loss)	$2,677	$(2,864)

Shares outstanding for basic EPS:
Weighted average shares outstanding:	18,463,028	18,463,028
Less: Weighted average unallocated mployee Stock Ownership Plan (ESOP) shares	639,181	723,232
Basic weighted shares outstanding	17,823,847	17,739,796
Basic earnings per share	$0.15	$(0.16)
Dilutive potential common shares:
Add: Dilutive effect of restricted stock awards and stock options	9,119	—
Diluted weighted average shares outstanding	17,832,966	17,739,796
Diluted earnings per share	$0.15	$(0.16)

(1)	The weighted average shares outstanding are calculated for the full periods presented and factor zero shares outstanding for the days prior to the conversion on September 29, 2017.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at December 31, 2018 and December 31, 2017 are as follows:

	December 31,
	2018	2017
Commitments to grant mortgage loans	$52,017	$54,423
Unfunded commitments under lines of credit	44,752	33,641
Standby letters of credit	7,759	6,734
	$104,528	$94,798

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Lease Commitments: At December 31, 2018, there were noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes.  Rental expenses under operating leases, included in occupancy expense, totaled $1,440, $1,488, and $1,393 for the years ended December 31, 2018, 2017, and 2016, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2018 are as follows:

Year Ending December 31,
2019	$1,338
2020	1,345
2021	1,385
2022	1,294
2023	1,279
Thereafter	6,976
$13,617

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

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

Available-for-Sale Securities: These financial instruments are recorded at fair value in the consolidated financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (e.g., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities. There were no changes in valuation techniques used to measure similar assets in 2018 and 2017.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

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

Pension Plan Asset: The pension plan asset for the defined benefit plan represents the guaranteed deposit account on the Old Pension Plan. The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,515	$—	$20,515	$—
U.S. Treasury	4,995	4,995	—	—
Mortgage-Backed Securities:
FNMA Certificates	759	—	759	—
GNMA Certificates	875	—	875	—
	$27,144	$4,995	$22,149	$—

		December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$24,552	$—	$24,552	$—
Mortgage-Backed Securities:
FNMA Certificates	1,103	—	1,103	—
GNMA Certificates	3,242	—	3,242	—
	$28,897	$—	$28,897	$—

Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,225	$—	$—	$17,225

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$25,160	$—	$—	$25,160

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2018 and 2017, the book balances and estimated fair values of the Company's financial instruments were as follows:

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

	Carrying	Fair Value Measurements
December 31, 2018	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$69,778	$69,778	$—	$—	$69,778
Investment securities	27,144	4,995	22,149	—	27,144
Loans receivable, net	918,509	—	—	926,867	926,867
Accrued interest receivable	3,795	—	3,795	—	3,795
FHLB stock	2,915	2,915	—	—	2,915
Financial liabilities:
Deposits:
Demand deposits	115,923	115,923	—	—	115,923
Interest-bearing deposits	269,749	269,749	—	—	269,749
Certificates of deposit	424,086	—	425,564	—	425,564
Advance payments by borrowers for taxes and insurance	6,037	—	6,037	—	6,037
Advances	69,404	69,404	—	—	69,404
Accrued interest payable	63	—	63	—	63

December 31, 2017
Financial assets:
Cash and cash equivalents	$59,724	$59,724	$—	$—	$59,724
Investment securities	28,897	—	28,897	—	28,897
Loans held for sale	—	—	—	—	—
Loans receivable, net	798,703	—	—	813,160	813,160
Accrued interest receivable	3,335	—	3,335	—	3,335
FHLB stock	1,511	1,511	—	—	1,511
Financial liabilities:
Deposits:
Demand deposits	103,001	103,001	—	—	103,001
Interest-bearing deposits	200,923	200,923	—	—	200,923
Certificates of deposit	410,061	—	414,902	—	414,902
Advance payments by borrowers for taxes and insurance	5,025	—	5,025	—	5,025
Advances	36,400	36,400	—	—	36,400
Accrued interest payable	42	—	42	—	42

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2018 and 2017.

.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined). Management believes that, as of December 31, 2018 and December 31, 2017, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.  The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The applicable capital buffer was 11.4% at December 31, 2018 and 12.7% at December 31, 2017.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 13. Regulatory Capital Requirements (Continued)

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2018 and December 31, 2017 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$186,940	24.36%	$61,385	8.00%	$76,731	10.00%
Tier 1 Capital to Risk-Weighted Assets	177,307	23.11%	46,038	6.00%	61,385	8.00%
Common Equity Tier 1 Capital Ratio	177,307	23.11%	34,529	4.50%	49,875	6.50%
Tier 1 Capital to Total Assets	177,307	18.13%	39,114	4.00%	48,892	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$148,486	19.39%	$61,261	8.00%	$76,577	10.00%
Tier 1 Capital to Risk-Weighted Assets	138,872	18.14%	45,946	6.00%	61,261	8.00%
Common Equity Tier 1 Capital Ratio	138,872	18.14%	34,459	4.50%	49,775	6.50%
Tier 1 Capital to Total Assets	138,872	13.66%	40,652	4.00%	50,815	5.00%
December 31, 2017
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$181,196	26.57%	$54,557	8.00%	$68,196	10.00%
Tier 1 Capital to Risk-Weighted Assets	172,603	25.31%	40,917	6.00%	54,557	8.00%
Common Equity Tier 1 Capital Ratio	172,603	25.31%	30,688	4.50%	44,327	6.50%
Tier 1 Capital to Total Assets	172,603	20.02%	34,486	4.00%	43,108	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$141,120	20.73%	$54,447	8.00%	$68,059	10.00%
Tier 1 Capital to Risk-Weighted Assets	132,577	19.48%	40,835	6.00%	54,447	8.00%
Common Equity Tier 1 Capital Ratio	132,577	19.48%	30,626	4.50%	44,238	6.50%
Tier 1 Capital to Total Assets	132,577	14.67%	36,152	4.00%	45,190	5.00%

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2018
	December 31, 2017	Current Year Change	December 31, 2018
Unrealized losses on securities available for sale, net	$(221)	$(70)	$(291)
Unrealized losses on pension benefits, net	(7,630)	(214)	(7,844)
Total	$(7,851)	$(284)	$(8,135)

	December 31, 2017
	December 31, 2016	Current Year Change	December 31, 2017
Unrealized losses on securities available for sale, net	$(166)	$(55)	$(221)
Unrealized gains on pension benefits, net	(6,084)	(1,546)	(7,630)
Total	$(6,250)	$(1,601)	$(7,851)

Note 15. Transactions with Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2018, 2017, and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Beginning balance	$1,351	$1,573	$1,728
Originations	400	—	—
Payments	(473)	(222)	(155)
Ending balance	$1,278	$1,351	$1,573

The Company held deposits in the amount of $6,943 and $5,959 from officers and directors at December 31, 2018 and December 31, 2017, respectively.

Note 16. Parent Company Only Financial Statements

The following are the financial statements of the Parent as of and for the year ended December 31, 2018 and 2017.

ASSETS	December 31, 2018	December 31, 2017
Cash and cash equivalents	$30,867	$32,060
Investment in Ponce Bank	130,737	124,726
Loan receivable - ESOP	6,308	6,712
Other assets	1,523	1,349
Total assets	$169,435	$164,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities and accrued expenses	263	62
Stockholders' equity	169,172	164,785
Total liabilities and stockholders' equity	$169,435	$164,847

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 16. Parent Company Only Financial Statements (Continued)

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Interest on ESOP loan	$175	$53
Interest on Certificate of Deposit	404	—
Net interest income	579	53
Share-based compensation expense	98	—
Management fee expense	411	—
Office occupancy and equipment	20	—
Contribution to Ponce De Leon Foundation	—	6,293
Professional fees	1,823	—
Other noninterest expenses	171	—
Income (loss) before income tax (benefit)	(1,944)	(6,240)
Income tax (benefit)	(221)	(1,287)
Equity in undistributed earnings of Ponce Bank	4,400	566
Net income (loss)	$2,677	$(4,387)

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$2,677	$(4,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(4,400)	(566)
Contribution to Ponce De Leon Foundation	—	6,093
Deferred tax expense	83	(1,261)
Share-based compensation expense	98	—
Net decrease (increase) in accrued interest receivable	—	—
Increase in other assets	(257)	(88)
Net increase in other liabilities	202	62
Net cash used in operating activities	(1,597)	(147)
Cash Flows from Investing Activities:
Investment in Ponce Bank	—	(39,272)
Repayment of ESOP Loan	404	526
Net cash used in investing activities	404	(38,746)
Cash Flows from Financing Activities:
Issuance of common stock	—	78,191
Purchase of shares by ESOP	—	(7,238)
Net cash provided by financing activities	—	70,953
Net increase (decrease) in cash and cash equivalents	(1,193)	32,060
Cash and cash equivalents at beginning of year	32,060	—
Cash and cash equivalents at end of year	$30,867	$32,060

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 17. Quarterly Financial Information (unaudited)

In thousands of Dollars except per share amounts	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest income	$9,607	$9,247	$9,133	$8,677	$8,477	$8,348	$8,083	$7,298
Provision for loan losses	215	602	337	94	1,219	238	207	52
Net interest income after provision for loan losses	9,392	8,645	8,796	8,583	7,258	8,110	7,876	7,246
Non-interest income	815	714	524	885	694	768	884	758
Non-interest expense	9,074	8,769	8,455	8,259	8,736	13,730	6,995	7,096
Income (loss) before taxes	1,133	590	865	1,209	(784)	(4,852)	1,765	908
Income tax expense	498	188	166	268	2,081	(1,643)	641	345
Net Income (Loss)	$635	$402	$699	$941	$(2,865)	$(3,209)	$1,124	$563

Basic earnings per share	$0.04	$0.02	$0.04	$0.05	$(0.16)	N/A	N/A	N/A
Diluted earnings per share	$0.04	$0.02	$0.04	$0.05	$(0.16)	N/A	N/A	N/A
Basic weighted average common shares	17,823,847	17,811,784	17,799,723	17,787,661	17,739,796	N/A	N/A	N/A
Diluted weighted average common shares	17,832,966	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Note 18. Subsequent Events

Termination of Defined Benefit Plan

On January 10, 2019, Ponce Bank adopted the resolutions to terminate the Bank’s defined benefit pension plan. The proposed terminiation date is May 31, 2019. As of December 31, 2018, the Bank estimated that terminating the plan would result in a $2.5 million net charge to operations. Because the cost to terminate the pension plan is primarily dependent on the value of the pension plan’s assets and applicable interest rates at the time of the termination of the pension plan, we will not know the actual costs associated with the termination of the pension plan until the date of the termination, and the actual cost could be significantly different from the estimated cost.

Material Definitive Agreement

On February 7, 2019, Ponce Bank entered into an Agreement of Sale (the “Agreement”) with 30 East 170th Street Acquisitions LLC (the Purchaser”). There is no material relationship between the Bank, the Company,  the Purchaser and its affiliates.

The Agreement provides for the Bank to sell and the Purchaser to purchase the real property, which includes the building and land, currently owned by the Bank and located at 30 East 170th Street, Bronx, New York (the “Real Property”). The purchase price for the Real Property is $4.9 million. The Bank’s carrying value of the Real Property as of December 31, 2018 was $114,000. The Bank has and will incur expenses related to the sale of the Real Property which will impact the accounting for the sale. The Agreement provides that the closing of the transaction is to be on or about October 14, 2019. The Agreement has significant contingencies and conditions to closing and no assurance can be given that the sale of the Real Property will occur within the prescribed time frame or actually occur at all.

The Real Property is currently the location of one of the Bank’s branch offices. The Bank will not be negatively impacting its branch banking operations. The Bank has plans to relocate the branch banking operations to another already leased location in the immediate neighborhood. Construction of the new branch is currently underway. The relocation of the branch banking operations and the closing of the sale of the Real Property are anticipated to occur concurrently. However, due to the significant contingencies related to the sale of the Real Property, the relocation of the branch banking operations is not contingent on such sale.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Dollars in thousands, unless otherwise stated)

Note 18. Subsequent Events (Continued)

Share Repurchase Program

On March 22, 2019, the Company announced that its Board of Directors has adopted a share repurchase program effective March 25, 2019. Under the repurchase program, the Company may repurchase up to 923,151 shares of its common stock, or approximately 5% of the current outstanding shares, which will be used to fund the grants of restricted stock units and stock options made under the Company’s 2018 Long-Term Incentive Plan.

The repurchases will be made in accordance with a pre-arranged stock repurchase plan adopted by the Company in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as well as from time to time through privately negotiated transactions at prevailing market prices, depending on market conditions. Repurchases under the Company’s 10b5-1 plan, administered through an independent broker, are subject to SEC regulations as well as certain market volume, price and timing limitations as set forth in the 10b5-1 plan.

Repurchased shares will be held by the Company as Treasury shares until used to fund the restricted stock units and option grants. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire September 24, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report

The management of the Company is responsible for establishing and maintaining adequate internal control (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Chief Executive Officer and Chief Financial Officer regarding the reliability of financial reporting and preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the U.S.

In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” sections of the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Proposal I – “Election of Directors – Executive Compensation” section of the 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities of Principal Holders” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.  See also Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Proposal I – Election of Directors - Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2018 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the  2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
(C)	Consolidated Statements of Income (Loss) for the Years ended December 31, 2018, 2017, and 2016
(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2018, 2017, and 2016
(E)	Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2018, 2017, and 2016
(F)	Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017, and 2016
(G)	Notes to the Consolidated Financial Statements.

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

10.10	Specimen Form of Restricted Stock Unit Award Agreement for Employees (attached as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.11

Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (attached as Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

10.12	Specimen Form of Stock Option Agreement for Employees (attached as Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.13	Specimen Form of Stock Option Agreement for Non-Employee Directors (attached as Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
21.1	Subsidiaries of the Registrant (attached as Exhibit 21.1 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 29, 2019	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 29, 2019
Carlos P. Naudon

/s/ Frank Perez	Executive Vice President and Chief Financial Officer	March 29, 2019
Frank Perez

/s/ Steven A. Tsavaris	Director	March 29, 2019
Steven A. Tsavaris

/s/ James Demetriou	Director	March 29, 2019
James Demetriou

/s/ William Feldman	Director	March 29, 2019
William Feldman

/s/ Julio Gurman	Director	March 29, 2019
Julio Gurman

/s/ Maria Alvarez	Director	March 29, 2019
Maria Alvarez

/s/ Nick Lugo	Director	March 29, 2019
Nick Lugo