Form 10-Q
period 2019-03-31
PDL Community Bancorp
filed 2019-05-13
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2019, the registrant had 18,227,905 shares of common stock, $0.01 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	PDLB	The NASDAQ Stock Market, LLC

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2019 and December 31, 2018

(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks (Note 2):
Cash	$5,690	$45,225
Interest-bearing deposits in banks	35,877	24,553
Total cash and cash equivalents	41,567	69,778
Available-for-sale securities, at fair value (Note 3)	22,166	27,144
Loans receivable, net (Note 4)	925,099	918,509
Accrued interest receivable	3,735	3,795
Premises and equipment, net (Note 5)	31,777	31,135
Federal Home Loan Bank Stock (FHLB), at cost	2,915	2,915
Deferred tax assets (Note 8)	3,852	3,811
Other assets	2,485	2,814
Total assets	$1,033,596	$1,059,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$806,781	$809,758
Accrued interest payable	75	63
Advance payments by borrowers for taxes and insurance	8,099	6,037
Advances from the Federal Home Loan Bank and others (Note 7)	44,404	69,404
Other liabilities	3,975	5,467
Total liabilities	863,334	890,729
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 18,449,162 shares outstanding as of March 31, 2019 and 18,463,028 shares issued and outstanding as of December 31, 2018	185	185
Treasury stock, at cost; 13,866 shares as of March 31, 2019 and no shares as of December 31, 2018	(193)	—
Additional paid-in-capital	84,976	84,581
Retained earnings	99,481	98,813
Accumulated other comprehensive loss (Note 14)	(8,035)	(8,135)
Unearned compensation - ESOP; 615,188 shares as of March 31, 2019 and 627,251 shares as of December 31, 2018 (Note 9)	(6,152)	(6,272)
Total stockholders' equity	170,262	169,172
Total liabilities and stockholders' equity	$1,033,596	$1,059,901

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Unaudited)

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Interest on loans receivable	$12,095	$10,386
Interest and dividends on investment securities and FHLB stock	287	324
Total interest and dividend income	12,382	10,710
Interest expense:
Interest on certificates of deposit	1,956	1,750
Interest on other deposits	631	185
Interest on borrowings	333	98
Total interest expense	2,920	2,033
Net interest income	9,462	8,677
Provision for loan losses (Note 4)	149	94
Net interest income after provision for loan losses	9,313	8,583
Noninterest income:
Service charges and fees	230	223
Brokerage commissions	109	96
Late and prepayment charges	139	211
Other	275	355
Total noninterest income	753	885
Noninterest expense:
Compensation and benefits	5,014	4,458
Occupancy expense	1,911	1,491
Data processing expenses	353	408
Direct loan expenses	156	155
Insurance and surety bond premiums	83	89
Office supplies, telephone and postage	317	300
FDIC deposit insurance assessment	68	68
Professional fees	510	623
Marketing and promotional expenses	26	52
Directors fees	83	69
Regulatory dues	56	56
Other operating expenses	514	490
Total noninterest expense	9,091	8,259
Income before income taxes	975	1,209
Provision for income taxes (Note 8)	307	268
Net income	$668	$941
Earnings per share for the period (Note 10)
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$668	$941
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses)	171	(169)
Income tax effect	(37)	(10)
Unrealized gains (losses) on securities, net of tax	134	(179)
Pension benefit liability adjustment:
Net (loss)	(43)	(34)
Income tax effect	9	12
Pension liability adjustment, net of tax	(34)	(22)
Total other comprehensive income (loss), net of tax	100	(201)
Total comprehensive income	$768	$740

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2017	18,463,028	$185	$—	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	—	941	—	—	941
Other comprehensive loss, net of tax	—	—	—	—	—	(201)	—	(201)
ESOP shares committed to be released (12,063 shares)	—	—	—	68	—	—	121	189
Balance, March 31, 2018	18,463,028	$185	$—	$84,419	$95,796	$(8,052)	$(6,634)	$165,714

Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net income	—	—	—	—	668	—	—	668
Other comprehensive income, net of tax	—	—	—	—	—	100	—	100
Treasury stock	(13,866)	—	(193)	—	—	—	—	(193)
ESOP shares committed to be released (12,063 shares)	—	—	—	69	—	—	120	189
Restricted stock awards	—	—	—	300	—	—	—	300
Stock options	—	—	—	26	—	—	—	26
Balance, March 31, 2019	18,449,162	$185	$(193)	$84,976	$99,481	$(8,035)	$(6,152)	$170,262

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$668	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net	(1)	4
Gain (loss) on sale of loans, net	102	(142)
Provision for loan losses	149	94
Depreciation and amortization	509	417
Deferred income taxes	(70)	109
ESOP compensation	203	189
Share-based compensation expense	326	—
Changes in assets and liabilities:
Decrease in accrued interest receivable	60	133
Decrease (increase) in other assets	329	(577)
Increase in accrued interest payable	12	19
Net increase in other liabilities	514	1,238
Net cash provided by operating activities	2,801	2,425
Cash Flows From Investing Activities:
Proceeds from redemption of FHLB Stock	3,015	—
Purchases of FHLB Stock	(3,015)	(162)
Proceeds from maturities, calls and principal repayments on available-for-sale securities	5,150	302
Proceeds from sales of loans	3,614	2,992
Net increase in loans	(10,455)	(27,255)
Purchases of premises and equipment	(1,151)	(929)
Net cash used in investing activities	(2,842)	(25,052)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(2,977)	38,282
Repurchase of treasury stock	(193)	—
Proceeds from advances	172,016	3,600
Repayments of advances	(197,016)	(20,000)
Net cash (used in) provided by financing activities	(28,170)	21,882
Net (decrease) in cash and cash equivalents	(28,211)	(745)
Cash and Cash Equivalents:
Beginning	69,778	59,724
Ending	$41,567	$58,979
Supplemental Disclosures:
Cash paid during the period:
Interest	$2,908	$2,012
Income taxes	$43	$225

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The unaudited interim Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K.

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

Nature of Operations:

The Bank is a federally chartered savings association headquartered in the Bronx, New York.  Ponce De Leon Federal Bank was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association.  In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.”  In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.”   Upon the completion of its reorganization into a mutual holding company (“the MHC”), the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank, a federally chartered stock savings association, owned 100% by PDL Community Bancorp and known as and conducting business under the name “Ponce Bank.” The Bank will continue to be subject to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business is conducted through the administrative office and 13 branch offices.  The banking offices are located in the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches) and Brooklyn (3 branches), New York and Union City (1 branch), New Jersey.  The primary market area currently consists of the New York City metropolitan area.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

The following is a summary of the Company’s significant accounting policies:

Use of Estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statement of financial condition, and revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities, the determination of pension benefit obligations and the estimates relating to the valuation for share-based awards.

Interim Financial Statements: The interim consolidated financial statements at March 31, 2019, and for the three months ended March 31, 2019 and 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period.

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

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as "held-to-maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held-to-maturity or trading, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the consolidated statement of income (loss) and (2) OTTI related to other factors, which is recognized in other comprehensive income (loss).

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

Notes to Consolidated Financial Statements (Unaudited)

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

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

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note.  Impairment measurement for all collateral dependent loans, excluding accruing TDRs, is based on the fair value of collateral, less costs to sell, if necessary.  A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

When the Bank modifies a loan to a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs, if repayment under the modified terms becomes doubtful.

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

Residential and Multifamily Mortgage Loans: Residential and multifamily mortgage loans are secured by first mortgages. These loans are typically underwritten with loan-to-value ratios ranging from 65% to 90%. The primary risks involved in residential mortgages are the borrower’s loss of employment, or other significant event, that negatively impacts the source of repayment. Additionally, a serious decline in home values could jeopardize repayment in the event that the underlying collateral needs to be liquidated to pay off the loan.

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

Business Loans: Business loans are loans for commercial, corporate and business purposes, including issuing letters of credit. These loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue.  They possess greater risk than most other types of loans because the repayment capacity of the borrower may become inadequate. Business loans generally have terms of five  to seven years or less and interest rates that float in accordance with a designated published index. Substantially, all such loans are backed by the personal guarantees of the owners of the business.

Consumer Loans: Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Employee Benefit Plans: The Company maintains Ponce Bank’s 401(k) Plan, the noncontributory defined benefit plan, as well as the Supplemental Executive Retirement Plans (the “SERP”). The noncontributory defined benefit pension plan was effectively frozen on May 31, 2007. The funding policy is to contribute annually the amounts sufficient to meet the minimum funding standards established by the Employee Retirement Income Security Act (“ERISA”) and such additional amounts as determined by management based on actuary recommendations. The Company is in the process of terminating the noncontributory defined benefit pension plan.

Employee Stock Ownership Plan: Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned employee stock ownership plan (“ESOP”) equity account at the average fair value of the shares during the period and the shares become outstanding for earnings per share computations.  Compensation expense is recognized ratably over the service period based upon management’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital. Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Restricted Stock Units: The Company recognizes compensation costs related to restricted stock units based on the market price of the stock units at the grant date over the vesting period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units. The Company recognizes compensation expense for the fair value of the restricted stock units on a straight-line basis over the requisite service period.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss), which are both recognized as separate components of equity. Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit plan.

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

Segment Reporting: Although management monitors the revenue streams of the various products and services, the identifiable segments and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregate in one reportable operating segment.

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

Earnings Per Share (“EPS”):  Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period less unallocated ESOP shares and Treasury shares.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.

Treasury Stock:    Shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock. All treasury stock is held at cost.

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and did not affect previously reported amounts in the Consolidated Statements of Income. No adjustment has been made to the Consolidated Statements of Income for the three months ended March 31, 2018.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities.  As of March 31, 2019, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

Accounting Guidance Adopted in 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” that amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance reportedly is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public business entities.  As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it adopted the amendments in this update for the annual reporting period beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Bank’s primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance. As a result, the adoption did not have a material impact on the Company’s consolidated financial statements.

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

An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it adopted the amendments in this update for the annual period beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of the standard did not have a material impact on the Company’s consolidated statements of financial condition and results of operations.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Accounting Guidance Not Yet Adopted:

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It addresses the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and form of financial asset and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU reportedly significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Although early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. The Company has selected the CECL model and has begun running scenarios. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.”  This ASU reportedly is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” The ASU amended the current standard to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company has not adopted this update and does not expect this update will have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  The ASU requires that an employer report the service cost component with other compensation cost arising from services rendered by the pertinent employees during the period. The amendment also requires the components of net benefit cost to be presented separately in the income statement from the service cost component and not within income from operations. ASU 2017-07 is effective for interim and annual reporting for public business entities beginning after December 15, 2017. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 “Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.”  The ASU requires premiums on callable debt securities to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  ASU 2017-08 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  This amendment is effective for years beginning after December 15, 2018 and interim periods within those fiscal years. The Company elected to early adopt this standard as of December 31, 2018 and reclassified $1,281 from accumulated other comprehensive income to retained earnings.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $5,176 and $44,717 in cash to cover its minimum reserve requirement of $5,055 and $4,375 at March 31, 2019, and December 31, 2018, respectively.

Note 3.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$20,925	$—	$(252)	$20,673
Mortgage-Backed Securities:
FNMA Certificates	703	—	(16)	687
GNMA Certificates	793	13	—	806
	$22,421	$13	$(268)	$22,166

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$20,924	$—	$(409)	$20,515
U.S. Treasury	4,997		(2)	4,995
Mortgage-Backed Securities:
FNMA Certificates	778	—	(19)	759
GNMA Certificates	870	5	—	875
	$27,569	$5	$(430)	$27,144

There were no investments classified as held-to-maturity as of March 31, 2019 and December 31, 2018.   There were no sales for the three months ended March 31, 2019  and 2018.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2019 and at December 31, 2018:

	March 31, 2019
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$20,673	$(252)	$20,673	$(252)
Mortgage-Backed
FNMA Certificates	—	—	687	(16)	687	(16)
	$—	$—	$21,360	$(268)	$21,360	$(268)

	December 31, 2018
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$20,515	$(409)	$20,515	$(409)
U.S. Treasury	4,995	(2)	—	—	4,995	(2)
Mortgage-Backed
FNMA Certificates	—	—	759	(19)	759	(19)
	$4,995	$(2)	$21,274	$(428)	$26,269	$(430)

The Company’s investment portfolio had 11 investment securities at March 31, 2019 and 12 investment securities at December 31, 2018. At both March 31, 2019 and December 31, 2018, the Company had 10 and 11 securities, respectively, with gross unrealized loss positions.  Management reviewed the financial condition of the entities underlying the securities at both March 31, 2019 and December 31, 2018 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at March 31, 2019 and December 31, 2018. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	6,555	6,500
After one year through five years	14,370	14,173
	20,925	20,673
Mortgage-Backed Securities	1,496	1,493
Total	$22,421	$22,166

	December 31, 2018
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$4,997	$4,995
After three months through one year	4,554	4,497
After one year through five years	16,370	16,018
	25,921	25,510
Mortgage-Backed Securities	1,648	1,634
Total	$27,569	$27,144

   There were no securities pledged at March 31, 2019 and December 31, 2018.

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
Mortgage loans:
1-4 family residences
Investor-Owned	$304,650	$303,197
Owner-Occupied	95,449	92,788
Multifamily residences	234,749	232,509
Nonresidential properties	199,903	196,917
Construction and land	84,844	87,572
Nonmortgage loans:
Business loans	15,101	15,710
Consumer loans	1,125	1,068
	935,821	929,761
Net deferred loan origination costs	1,727	1,407
Allowance for loan losses	(12,449)	(12,659)
Loans, net	$925,099	$918,509

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The Company’s lending activities are conducted principally in New York City. The Company primarily grants loans secured by real estate to individuals and businesses pursuant to an established credit policy applicable to each type of lending activity in which it engages. Although collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrowers’ ability to generate continuing cash flows. The Company also evaluates the collateral and creditworthiness of each customer. The credit policy provides that depending on the borrowers’ creditworthiness and type of collateral, credit may be extended up to  predetermined percentages of the market value of the collateral. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

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

Below are the definitions of the internally assigned risk ratings:

•	Strong Pass – Loans to a new or existing borrower collateralized at least 90 percent by an unimpaired deposit account at the Company.
•

Good Pass – Loans to a new or existing borrower in a well-established enterprise in excellent financial condition with strong liquidity and a history of consistently high level of earnings, cash flow and debt service capacity.

•

Satisfactory Pass – Loans to a new or existing borrower of average strength with acceptable financial condition, satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.

•

Performance Pass – Existing loans that evidence strong payment history but document less than average strength, financial condition, record of earnings, or projected cash flows with which to service the debt.

•

Special Mention – Loans in this category are currently protected but show one or more potential weaknesses and risks which may inadequately protect collectability or borrower’s ability to meet repayment terms at some future date if the weakness or weaknesses are not monitored or remediated.

•

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any.  Loans in this category have well defined weaknesses and risks that jeopardize the repayment.  They are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not remediated.

•

Doubtful – Loans that have all the weaknesses of loans classified as “Substandard” with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present credit risk ratings by loan segment as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$388,378	$233,674	$198,484	$63,566	$14,446	$1,121	$899,669
Special mention	3,436	770	—	13,349	380	—	17,935
Substandard	8,285	305	1,419	7,929	275	4	18,217
Total	$400,099	$234,749	$199,903	$84,844	$15,101	$1,125	$935,821

	December 31, 2018
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$383,123	$231,422	$195,327	$71,438	$14,324	$1,068	$896,702
Special mention	3,728	775	—	8,505	1,386	—	14,394
Substandard	9,134	312	1,590	7,629	—	—	18,665
Total	$395,985	$232,509	$196,917	$87,572	$15,710	$1,068	$929,761

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$303,569	$—	$552	$529	$304,650	$2,307	$—
Owner-Occupied	94,693	132	—	624	95,449	2,905	—
Multifamily	234,736	—	13	—	234,749	13	—
Nonresidential properties	198,923	92	—	888	199,903	1,142	—
Construction and land	84,695	149	—	—	84,844	1,341	—
Nonmortgage Loans:
Business	14,421	405	—	275	15,101	275	—
Consumer	1,125	—	—	—	1,125	4	—
Total	$932,162	$778	$565	$2,316	$935,821	$7,987	$—

	December 31, 2018
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$296,188	$6,539	$470	$—	$303,197	$1,258	$—
Owner-Occupied	89,610	1,609	574	995	92,788	3,079	—
Multifamily	231,514	995	—	—	232,509	16	—
Nonresidential properties	195,861	—	4	1,052	196,917	1,310	—
Construction and land	87,572	—	—	—	87,572	1,115	—
Nonmortgage Loans:
Business	15,418	292	—	—	15,710	—	—
Consumer	1,068	—	—	—	1,068	—	—
Total	$917,231	$9,435	$1,048	$2,047	$929,761	$6,778	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of March 31, 2019 and 2018, and December 31, 2018:

	For the Three Months Ended March 31, 2019
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Provision charged to expense	(248)	(40)	(116)	(2)	(98)	651	2	149
Losses charged-off	—	—	—	—	—	(377)	—	(377)
Recoveries	—	—	—	2	—	15	1	18
Balance, end of period	$3,551	$1,168	$3,713	$1,925	$1,533	$549	$10	$12,449
Ending balance: individually evaluated for impairment	$344	$214	$—	$125	$—	$275	$4	$962
Ending balance: collectively evaluated for impairment	3,207	954	3,713	1,800	1,533	274	6	11,487
Total	$3,551	$1,168	$3,713	$1,925	$1,533	$549	$10	$12,449
Loans:
Ending balance: individually evaluated for impairment	$7,464	$6,321	$13	$2,570	$1,341	$315	$4	$18,028
Ending balance: collectively evaluated for impairment	297,186	89,128	234,736	197,333	83,503	14,786	1,121	917,793
Total	$304,650	$95,449	$234,749	$199,903	$84,844	$15,101	$1,125	$935,821

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Three Months Ended March 31, 2018
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$11,071
Provision charged to expense	(27)	(205)	276	90	7	(53)	6	94
Losses charged-off	—	—	—	—	—	—	(5)	(5)
Recoveries	—	173	—	3	—	72	1	249
Balance, end of period	$3,689	$1,370	$3,385	$1,517	$1,212	$228	$8	$11,409
Ending balance: individually evaluated for impairment	$424	$364	$—	$37	$—	$8	$—	$833
Ending balance: collectively evaluated for impairment	3,265	1,006	3,385	1,480	1,212	220	8	10,576
Total	$3,689	$1,370	$3,385	$1,517	$1,212	$228	$8	$11,409
Loans:
Ending balance: individually evaluated for impairment	$7,069	$9,357	$—	$3,366	$1,097	$485	$—	$21,374
Ending balance: collectively evaluated for impairment	283,440	87,586	204,474	155,159	66,874	13,440	975	811,948
Total	$290,509	$96,943	$204,474	$158,525	$67,971	$13,925	$975	$833,322

	For the Year Ended December 31, 2018
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of year	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$11,071
Provision charged to expense	82	(444)	720	492	426	(37)	10	1,249
Losses charged-off	—	—	—	—	—	(34)	(14)	(48)
Recoveries	1	250	—	9	—	122	5	387
Balance, end of year	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Ending balance: individually evaluated for impairment	$349	$234	$—	$35	$—	$—	$—	$618
Ending balance: collectively evaluated for impairment	3,450	974	3,829	1,890	1,631	260	7	12,041
Total	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Loans:
Ending balance: individually evaluated for impairment	$6,452	$6,525	$16	$2,750	$1,108	$374	$—	$17,225
Ending balance: collectively evaluated for impairment	296,745	86,263	232,493	194,167	86,464	15,336	1,068	912,536
Total	$303,197	$92,788	$232,509	$196,917	$87,572	$15,710	$1,068	$929,761

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

Loans are considered impaired when current information and events indicate all amounts due may not be collectable according to the contractual terms of the related loan agreements. Impaired loans, including TDRs, are identified by applying normal loan review procedures in accordance with the Allowance for Loan Loss methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated to determine impairment.

The following information relates to impaired loans as of and for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$14,901	$7,944	$5,841	$13,785	$558	$14,217	$191
Multifamily	13	13	—	13	—	6	—
Nonresidential properties	2,766	2,094	476	2,570	125	2,698	37
Construction and land	1,615	1,341	—	1,341	—	1,153	1
Nonmortgage Loans:
Business	696	40	275	315	275	399	—
Consumer	4	—	4	4	4	1	—
Total	$19,995	$11,432	$6,596	$18,028	$962	$18,474	$229

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$17,720	$9,277	$7,149	$16,426	$788	$17,772	$182
Multifamily	—	—	—	—	—	104	—
Nonresidential properties	3,979	2,391	975	3,366	37	4,596	38
Construction and land	1,284	1,097	—	1,097	—	1,079	—
Nonmortgage Loans:
Business	528	467	18	485	8	542	5
Consumer	—	—	—	—	—	—	—
Total	$23,511	$13,232	$8,142	$21,374	$833	$24,093	$225

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$12,985	$7,080	$5,898	$12,978	$583	$15,163	$758
Multifamily	16	16	—	16	—	36	3
Nonresidential properties	2,748	2,270	480	2,750	35	3,230	172
Construction and land	1,115	1,107	—	1,107	—	1,094	—
Nonmortgage Loans:
Business	374	374	—	374	—	454	22
Consumer	—	—	—	—	—	—	—
Total	$17,238	$10,847	$6,378	$17,225	$618	$19,977	$955

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The loan portfolio also includes certain loans that have been modified to TDRs. Under applicable standards, Loans are modified to TDRs when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions could include a reduction of interest rate on the loan, payment and maturity extensions, forbearance, or other actions intended to maximize collections. When a loan is modified to a TDR, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful. If management determines that the value of the modified loan in a TDR is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off against the allowance for loan losses.

As of and for the three months ended March 31, 2019 and as of and for the year ended December 31, 2018, there were no loans restructured as a TDR.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Three Months Ended March 31, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	—	$—
Total	—	$—	$—	—	$—
Combination of rate, maturity, other	—	$—	$—	—	$—
Total	—	$—	$—	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2018			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	1	$176
Total	—	$—	$—	1	$176
Combination of rate, maturity, other	—	$—	$—	1	$176
Total	—	$—	$—	1	$176

At March 31, 2019, there were 40 troubled debt restructured loans, included in impaired loans, of $13,646.  At December 31, 2018, there were 40 troubled debt restructured loans, included in impaired loans, of $14,104. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $683 and $618 at March 31, 2019 and December 31, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Premises and Equipment

A summary of premises and equipment at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
Land	$3,979	$3,979
Buildings and improvements	16,556	16,423
Leasehold improvements	23,968	23,430
Furniture, fixtures and equipment	8,208	7,728
	52,711	51,560
Less accumulated depreciation and amortization	(20,934)	(20,425)
Total premises and equipment	$31,777	$31,135

Depreciation and amortization expense amounted to $509 and $417 for the three months ended March 31, 2019 and 2018, respectively, and are included in occupancy expense in the accompanying consolidated statements of income. Leasehold improvements increased by $538 to $23,968 at March 31, 2019 mainly due to the investments made in branches and other delivery services. Furniture, fixtures and equipment also increased by $480 to $8,208 at March 31, 2019, mainly as result of investments in new Teller Cash Recyclers (TCRs) that are being installed in the branches.

Note 6.	Deposits

Deposits at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
Demand	$113,572	$115,923
Interest-bearing deposits:
NOW/IOLA accounts	25,717	30,783
Money market accounts	144,346	116,175
Savings accounts	122,002	122,791
Total savings, NOW and money market	292,065	269,749
Certificates of deposit of $250K or more	82,675	90,195
All other certificates of deposit	318,469	333,891
Total certificates of deposit	401,144	424,086
Total interest-bearing deposits	693,209	693,835
Total deposits	$806,781	$809,758

At March 31, 2019 scheduled maturities of certificates of deposit were as follows:

March 31,
2020	$185,837
2021	107,013
2022	61,436
2023	36,411
2024	10,447
$401,144

Overdrawn deposit accounts that have been reclassified to loans amounted to $113 and $241 as of March 31, 2019 and December 31, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 7.	Borrowings

FHLB Advances: The Bank is a member of the FHLB. At March 31, 2019, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $44,404 of outstanding term advances from the FHLB at March 31, 2019 and December 31, 2018, respectively. Additionally, the Bank had an unsecured line of credit in the amount of $25,000 with a correspondent bank at March 31, 2019 and December 31, 2018, of which $0 and $25,000 were outstanding as of March 31, 2019 and December 31, 2018, respectively. The Bank also had a guarantee from the FHLB through a standby letter of credit of $7,639 at March 31, 2019 and December 31, 2018, respectively.

Borrowed funds at March 31, 2019 and December 31, 2018 consist of the following and are summarized by maturity and call date below:

	March 31,			December 31,
	2019			2018
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$25,000	$25,000	2.64%

FHLB Term advances ending:
2020	8,029	8,029	2.86	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	5,000	5,000	1.97	5,000	5,000	1.97
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$44,404	$44,404	2.67%	$69,404	$69,404	2.69%

Interest expense on advances totaled $333 and $98 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Bank had eligible collateral of approximately $288,869 and $280,457, respectively, in residential 1-4 and multifamily mortgage loans available to secure advances from the FHLB.

Note 8.	Income Taxes

The provision for income taxes for the three months ended March 31, 2019 and 2018 consist of the following:

	For the Three Months Ended March 31,
	2019	2018
Federal:
Current	$274	$85
Deferred	8	130
	282	215
State and local:
Current	101	73
Deferred	(289)	(104)
	(188)	(31)
Valuation Allowance	213	84
Provision for income taxes	$307	$268

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21%  for the three months ended March 31, 2019 and 2018, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended March 31,
	2019	2018
Income tax, at federal rate	$205	$254
State and local tax, net of federal taxes	(150)	(25)
Valuation allowance, net of the federal benefit	213	84
Other	39	(45)
	$307	$268

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”) which, beginning in 2018, reduced the Company’s corporate income tax rate from 34% to 21%, but eliminated or increased certain permanent differences.

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. The valuation allowance increased by $213 and $84 for the three months ended March 31, 2019 and 2018, respectively.

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

At March 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits recorded related to uncertain tax positions.  The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax.  The Company is no longer subject to examination by taxing authorities for years before 2015.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2019 and December 31, 2018 are presented below:

	At March 31,	At December 31,
	2019	2018

Deferred tax assets:
Allowance for losses on loans	$3,857	$3,939
Pension obligations	2,110	2,102
Interest on nonaccrual loans	101	74
Unrealized loss on available-for-sale securities	54	91
Amortization of intangible assets	97	102
Deferred rent payable	116	153
Net operating losses	3,301	3,111
Charitable contribution carryforward	1,676	1,694
Other	373	235
Total gross deferred tax assets	11,685	11,501
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,067	3,120
Depreciation and amortization of premises and equipment	108	222
Deferred loan fees	535	438
Other	6	6
Total gross deferred tax liabilities	3,716	3,786
Valuation allowance	4,117	3,904
Net deferred tax assets	$3,852	$3,811

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans

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

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of March 31, 2019 and December 31, 2018 using a measurement date as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Projected benefit obligation	$(14,223)	$(14,244)
Fair value of plan assets	14,334	14,416
Funded status	$111	$172
Accumulated benefit obligation	$(14,223)	$(14,244)

	March 31, 2019	December 31, 2018
Changes in benefit obligation:
Beginning of period	$14,244	$15,883
Service cost	10	39
Interest Cost	147	542
Interest rate change	—	(1,691)
Mortality change	—	(41)
Loss on accumulated benefit obligations	3	243
Administrative cost	(10)	(39)
Benefits paid	(171)	(692)
End of period	$14,223	$14,244

	March 31, 2019	December 31, 2018
Changes in plan assets:
Fair value of plan assets, beginning of period	$14,416	$14,732
Actual return on plan assets	99	415
Employer contributions	—	—
Plan participant contributions	—	—
Benefits paid	(171)	(692)
Administrative expenses paid	(10)	(39)
Fair value of plan assets, end of period	$14,334	$14,416

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, were $9,900 and $9,856 at March 31, 2019 and December 31, 2018, respectively.

The components of net periodic benefit cost are as follows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Service cost	$10	$10
Interest cost	147	135
Expected return on plan assets	(210)	(215)
Amortization of prior service cost	6	6
Amortization of loss	65	75
Net periodic benefit cost	$18	$11

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for three months ended March 31, 2019  and 2018:

	For the Three Months Ended March 31,
	2019	2018
Discount rate	4.25%	3.50%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at March 31, 2019 and December 31, 2018 was $14,334 and $14,416, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Employer contributions and benefit payments for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
	2019	2018
Employer contribution	$—	$—
Benefits paid	$171	$187

Employee benefit payments expected to be paid in the future are as follows:

As of March 31,
2019	$714
2020	706
2021	700
2022	718
2023	700
Thereafter	3,569
$7,107

401(k) Plan:

The Company also provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. 401(k) expenses recorded in the consolidated statements of income amounted to $90 and $82 for the three months ended March 31, 2019 and 2018, respectively.

Employee Stock Ownership Plan:

In connection with the reorganization, the Company established an ESOP for the exclusive benefit of eligible employees. The ESOP borrowed $7,238 from the Company sufficient to purchase 723,751 shares (approximately 3.92% of the common stock sold in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of 15 years.  Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective periods are recognized, and the shares become outstanding for earnings per share computations.

A summary of the ESOP shares as of March 31, 2019 and December 31, 2018 are as follows:

	For the Quarter Ended	For the Year Ended
	March 31, 2019	December 31, 2018
Shares committed-to-be released	12,063	48,250
Shares to be allocated to participants	96,500	48,250
Unallocated shares	615,188	627,251
Total	723,751	723,751
Fair value of unearned shares	$8,582	$7,991

At March 31, 2019 and December 31, 2018, the Company had $6,308 outstanding of funds borrowed for the ESOP.  The Company recognized $203 and $189 in ESOP related compensation expense for the three months ended March 31, 2019 and 2018, respectively.

Supplemental Executive Retirement Plan:

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive.   The SERP expenses recognized for the three months ended March 31, 2019 and 2018 was $17 and $12, respectively.

2018 Incentive Plan

The Company’s stockholders approved the PDL Community Bancorp 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”) at the Special Meeting of Stockholders on October 30, 2018.  The maximum number of shares of common stock which can be issued under the 2018 Incentive Plan is 1,248,469. Of the 1,248,469 shares, the maximum number of shares that may be awarded under the 2018 Incentive Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares.  However, the 2018 Incentive Plan contains a flex feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options and SARs by 3.0 shares of common stock.  The Company converted 462,522 awards of stock options into 154,174 restricted stock units in 2018.

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 40,000 restricted stock units to officers, 322,254 restricted stock units to executive officers and 148,625 shares of restricted stock units to outside directors.  Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant.  However, awards to a director with fewer than ten years of service as a director at the time of grant vest at a slower rate.  In addition, awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service.  Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020.  These awards vest at the earliest on December 4, 2019, and at the latest on December 4, 2025.  As of March 31, 2019 and December 31, 2018, the maximum number of stock options and SARs and the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan for both periods were 265,476 and 0, respectively. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 88,492, but would eliminate the availability of stock options and SARs available for award.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

A summary of the Company’s restricted stock units awards activity and related information for the three months ended March 31, 2019 and year ended December 31, 2018 are as follows:

	March 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Non-vested at March 31	510,879	$12.78

	December 31, 2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	—	$—
Granted	510,879	12.77
Forfeited	—	—
Non-vested at December 31	510,879	$12.77

Compensation expense relating to restricted stock units for the three months ended March 31, 2019, was $300.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

A summary of the Company’s stock option awards activity and related information for the three months ended March 31, 2019 and year ended December 31, 2018 are as follows:

	March 31, 2019
	Options	Weighted- Average Exercise Price Per Share	Average Intrinsic Value
Outstanding, beginning of year	163,766	$12.77	$—
Granted	8,918	12.93	—
Exercised	—	—	—
Forfeited	(8,918)	12.77	—
Outstanding at March 31	163,766	$12.78	$—
Exercisable at March 31	—	$12.78	$—

	December 31, 2018
	Options	Weighted- Average Exercise Price Per Share	Average Intrinsic Value
Outstanding, beginning of year	—	$—	—
Granted	163,766	12.77	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31	163,766	$12.77	$—
Exercisable at December 31	—	$12.77	$—

The weighted-average exercise price for the options as of March 31, 2019 was $12.78 per share.  The weighted average remaining contractual life is 9.7 years.  There were no shares exercisable as of March 31, 2019 and December 31, 2018. Total compensation cost related to stock options recognized was $26 for the three months ended March 31, 2019.  The weighted average period over which it is expected to be recognized is 6.5 years.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

Quarter Ended March 31, 2019
Dividend yield	0.00%
Expected life	6.5 years
Expected volatility	16.94%
Risk-free interest rate	2.51%
Weighted average grant date fair value	$4.01

The expected volatility is based on blended rate of the trading history of the Company’s stock price in 2019.  The expected life is an estimate based in management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019. Under the program, the Company may repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. As of March 31, 2019, the Company had repurchased 13,866 shares which is reported as treasury stock in the consolidated statement of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2019	2018
Net income for the period	$668	$941

Shares Outstanding for basic EPS:
Weighted average shares outstanding	18,462,412	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	627,117	675,367
Basic weighted shares outstanding	17,835,295	17,787,661
Basic earnings per share	$0.04	$0.05
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	30,059	—
Diluted weighted average shares outstanding	17,865,354	17,787,661
Diluted earnings per share	$0.04	$0.05

Note 11.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Commitments to grant mortgage loans	$49,507	$52,017
Unfunded commitments under lines of credit	42,012	44,752
Standby letters of credit	7,759	7,759
	$99,278	$104,528

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Lease Commitments: At March 31, 2019, there are noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Rental expenses under operating leases, included in occupancy expense, totaled $354 and $405 for the three months ended March 31, 2019 and 2018, respectively.

The projected minimum rental payments under the terms of the leases at March 31, 2019 are as follows:

March 31, 2019
Remainder of 2019	$981
2020	1,345
2021	1,382
2022	1,294
2023	1,279
2024	1,316
Thereafter	5,660
$13,257

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

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

Pension Plan Assets:  The pension plan asset for the defined benefit plan represents the guaranteed deposit account on the Old Pension Plan. The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit worthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,673	$—	$20,673	$—
Mortgage-Backed Securities:
FNMA Certificates	687	—	687	—
GNMA Certificates	806	—	806	—
	$22,166	$—	$22,166	$—

		December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,515	$—	$20,515	$—
U.S. Treasury	4,995	4,995	—
Mortgage-Backed Securities:
FNMA Certificates	759	—	759	—
GNMA Certificates	875	—	875	—
	$27,144	$4,995	$22,149	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$18,028	$—	$—	$18,028

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,225	$—	$—	$17,225

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2019 and 2018, respectively.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2019 and 2018 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

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

As of March 31, 2019 and December 31, 2018, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2019
Financial assets:
Cash and cash equivalents	$41,567	$41,567	$—	$—	$41,567
Investment securities	22,166	—	22,166	—	22,166
Loans receivable, net	925,099	—	—	936,200	936,200
Accrued interest receivable	3,735	—	3,735	—	3,735
FHLB stock	2,915	2,915	—	—	2,915
Financial liabilities:
Deposits:
Demand deposits	113,572	113,572	—	—	113,572
Interest-bearing deposits	292,065	292,065	—	—	292,065
Certificates of deposit	401,144	—	401,989	—	401,989

Advance payments by borrowers for taxes and insurance	8,099	—	8,099	—	8,099
Advances from FHLB	44,404	44,404	—	—	44,404
Accrued interest payable	75	—	75	—	75

December 31, 2018
Financial assets:
Cash and cash equivalents	$69,778	$69,778	$—	$—	$69,778
Investment securities	27,144	4,995	22,149	—	27,144
Loans receivable, net	918,509	—	—	926,867	926,867
Accrued interest receivable	3,795	—	3,795	—	3,795
FHLB stock	2,915	2,915	—	—	2,915
Financial liabilities:
Deposits:
Demand deposits	115,923	115,923	—	—	115,923
Interest-bearing deposits	269,749	269,749	—	—	269,749
Certificates of deposit	424,086	—	425,564	—	425,564
Advance payments by borrowers for taxes and insurance	6,037	—	6,037	—	6,037
Advances from FHLB	69,404	69,404	—	—	69,404
Accrued interest payable	63	—	63	—	63

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2019 and December 31, 2018.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2019 and December 31, 2018, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers.  The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019.  The applicable capital buffer was 11.2% at March 31, 2019 and 11.4% at December 31, 2018.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, common equity risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then that have changed the Bank's category.

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2019 and December 31, 2018 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$187,773	24.12%	$62,269	8.00%	$77,836	10.00%
Tier 1 Capital to Risk-Weighted Assets	178,297	22.91%	46,702	6.00%	62,269	8.00%
Common Equity Tier 1 Capital Ratio	178,297	22.91%	35,026	4.50%	50,594	6.50%
Tier 1 Capital to Total Assets	178,297	17.22%	41,428	4.00%	51,785	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$150,050	19.32%	$62,144	8.00%	$77,680	10.00%
Tier 1 Capital to Risk-Weighted Assets	140,302	18.06%	46,608	6.00%	62,144	8.00%
Common Equity Tier 1 Capital Ratio	140,302	18.06%	34,956	4.50%	50,492	6.50%
Tier 1 Capital to Total Assets	140,302	13.56%	41,379	4.00%	51,724	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$186,940	24.36%	$61,385	8.00%	$76,731	10.00%
Tier 1 Capital to Risk-Weighted Assets	177,307	23.11%	46,038	6.00%	61,385	8.00%
Common Equity Tier 1 Capital Ratio	177,307	23.11%	34,529	4.50%	49,875	6.50%
Tier 1 Capital to Total Assets	177,307	18.13%	39,114	4.00%	48,892	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$148,486	19.39%	$61,261	8.00%	$76,577	10.00%
Tier 1 Capital to Risk-Weighted Assets	138,872	18.14%	45,946	6.00%	61,261	8.00%
Common Equity Tier 1 Capital Ratio	138,872	18.14%	34,459	4.50%	49,775	6.50%
Tier 1 Capital to Total Assets	138,872	13.66%	40,652	4.00%	50,815	5.00%

Note 14.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2019
	December 31, 2018	Change	March 31, 2019
Unrealized gains (losses) on securities available-for-sale, net	$(291)	$134	$(157)
Unrealized losses on pension benefits, net	(7,844)	(34)	(7,878)
Total	$(8,135)	$100	$(8,035)

	December 31, 2018
	December 31, 2017	Change	December 31, 2018
Unrealized (losses) on securities available-for-sale, net	$(221)	$(70)	$(291)
Unrealized (losses) on pension benefits, net	(7,630)	(214)	(7,844)
Total	$(7,851)	$(284)	$(8,135)

Note 15.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$1,278	$1,351
Originations	—	11
Payments	(23)	(33)
Ending balance	$1,255	$1,329

The Company held deposits in the amount of $9,192 and $6,943 from officers and directors at March 31, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Additional factors that may affect our results are discussed in Form 10-K under the heading “Risk Factors” filed with the SEC on March 29, 2019.  As of March 31, 2019, the risk factors of the Company have not changed materially from those disclosed in Form 10-K.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

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

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note.  Impairment measurement for all collateral dependent loans, excluding accruing TDRs is based on the fair value of collateral, less costs to sell, if necessary.  A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

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

Management believes that the allowance for loan losses is appropriate at March 31, 2019.  The allowance for loan losses is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses.

Securities. Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold-to-maturity, if any, are classified as "held-to-maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held-to-maturity or trading, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the consolidated statement of income and (2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the discounted present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets decreased $26.3 million, or 2.5%, to $1,033.6 million at March 31, 2019, from $1,059.9 million at December 31, 2018. The decrease was due to decrease in cash and cash equivalents and available-for-sale securities, offset by an increase in net loans, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents decreased $28.2 million, or 40.4%, to $41.6 million at March 31, 2019, when compared to $69.8 million at December 31, 2018.  The decrease in cash and cash equivalents was primarily driven by the payoff of short-term advances from our correspondent bank of $25.0 million.

Net Loans Receivable. Net loans receivable increased $6.6 million, or 0.7%, to $925.1 million at March 31, 2019 from $918.5 million at December 31, 2018, reflecting a modest increase in all loan categories except construction and land loans and business loans.  One-to-four family residential loans increased $4.1 million, or 1.0%, to $400.1 million at March 31, 2019 from $396.0 million at December 31, 2018. Multifamily residential, nonresidential properties and consumer loans increased $2.2 million, $3.0 million and $57,000, respectively, at March 31, 2019 compared to December 31, 2018 and these represented increases of 1.0%, 1.5% and 5.3%, respectively. Construction and land loans decreased by $2.7 million, or 3.1%, at March 31, 2019 compared to December 31, 2018, primarily due to originations being offset by two fully paid multifamily residential construction projects that were completed and which were not converted to permanent financing. Business loans decreased by $609,000, or 3.9%, at March 31, 2019 compared to December 31, 2018.

Available-for-sale securities. Available-for-sale securities, consisting primarily of U.S. Government agency sponsored securities, as well as mortgage-backed securities decreased $5.0 million, or 18.3%, to $22.2 million at March 31, 2019 from $27.1 million at December 31, 2018. The decrease was due to $5.0 million in maturities during the period.

Deposits.  Total deposits decreased $3.0 million, or 0.4%, to $806.8 million at March 31, 2019 from $809.8 million at December 31, 2018. The decrease was primarily due to a decrease in certificates of deposits of $22.9 million, or 5.4%, to $401.1 million at March 31, 2019 from $424.1 million at December 31, 2018. Demand deposit accounts decreased $2.4 million, or 2.0%, to $113.6 million at March 31, 2019 from $115.9 million at December 31, 2018. Savings and NOW accounts decreased $5.9 million, or 3.8%, to $147.7 million at March 31, 2019 from $153.6 million at December 31, 2018. Money market accounts increased $28.2 million, or 24.2%, to $144.3 million at March 31, 2019 from $116.2 million at December 31, 2018. Brokered and listing service certificates of deposits are alternative funding sources that have previously been available, but have not historically been used as a funding source. Deposits obtained through a listing service are not considered brokered because the listing service does not engage in the business of placing deposits; it simply compiles information about interest rates offered on certificates of deposits by other insured depository institutions, then makes the list available to subscribing financial institutions. The brokered and listing service certificates of deposits provide an alternative funding source to fund loan growth and to lock in interest rates and complementary maturity structures.

Borrowings. We had outstanding borrowings at March 31, 2019 and December 31, 2018 of $44.4 million and $69.4 million, respectively.  These borrowings are in the form of advances from the Federal Home Loan Bank of New York (FHLB) and borrowings from our correspondent banking relationships. Historically, we have had limited reliance on borrowings to fund our operations.  However, we may utilize advances from the FHLB and borrowings from our correspondent bank relationships to supplement the supply of investable funds and further our organic loan growth. The decrease in borrowings was primarily driven by the payoff of short-term advances from our correspondent bank of $25.0 million.

Stockholders’ Equity. Total stockholders’ equity increased $1.1 million, or 0.6%, to $170.3 million at March 31, 2019 from $169.2 million at December 31, 2018. The increase was substantially due to net income of $668,000, increases in additional paid in capital from the release of ESOP shares, recording of stock options and restricted stock totaling $515,000 offset by $193,000 related to treasury stock.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Consolidated net income decreased $273,000, or 29.0%, to $668,000 for the three months ended March 31, 2019, compared to $941,000 for the three months ended March 31, 2018. The decrease was primarily attributed to an increase of $832,000 in non-interest expense and a decrease in non-interest income of $132,000. These changes were offset by an increase of $730,000 in net interest income after provision for loan losses.

Interest Income. Interest and dividend income increased $1.7 million, or 15.6%, to $12.4 million for the three months ended March 31, 2019 from $10.7 million for the same period last year. The increase was due primarily to a $1.7 million, or 16.5%, increase in interest income on loans, which is our primary source of interest income. Average balance of loans increased $119.4 million, or 14.6%, to $935.9 million for the three months ended March 31, 2019 from $816.4 million the three months ended March 31, 2018. The increase in average loan balances was primarily driven by increases in the multifamily residential and nonresidential mortgage loan portfolios. The average yield on loans increased 8 basis points to 5.24% for the three months ended March 31, 2019 from 5.16% for the same period last year, reflecting the general increase in interest rates.

Interest and dividends income on investment securities, FHLB stock and FHLB demand deposit account decreased $37,000, or 11.4%, to $287,000 for the three months ended March 31, 2019 from $324,000 for the same period last year. Our average balance of investment securities, FHLB stock and FHLB demand deposit account decreased $17.9 million, or 23.7%, to $57.5 million for the three months ended March 31, 2019 from $75.4 million for the three months ended March 31, 2018. The average rate we earned on investment securities and FHLB stock increased 28 basis points to 2.02% for the three months ended March 31, 2019 from 1.74% for the same period last year.

Interest Expense. Interest expense increased $887,000, or 43.6%, to $2.9 million for the three months ended March 31, 2019 from $2.0 million for the same period last year. The increase was the result of an overall increase in interest expense on certificates of deposit, other deposits and borrowings. Specifically, interest expense on certificates of deposits increased $206,000, or 11.8%, to $2.0 million for the three months ended March 31, 2019 from $1.8 million for the same period in 2018. The average balance of certificates of deposit decreased $11.1 million, or 2.6%, to $419.1 million for the three months ended March 31, 2019 from $430.2 million for the same period last year, while the average rate we paid on certificates of deposit increased 24 basis points to 1.89% for the three months ended March 31, 2019 from 1.65% for the three months ended March 31, 2018.

Interest expense on other deposits and borrowings increased $681,000 to $964,000 for the three months ended March 31, 2019 from $283,000 for the three months ended March 31, 2018. The average balance of other deposits and borrowings increased $95.0 million, or 43.2%, to $314.9 million for the three months ended March 31, 2019 from $219.9 million for the same period last year, and the average rate we paid on other deposits and borrowings increased 72 basis points to 1.24% for the three months ended March 31, 2019  from 0.52% for the same period in 2018, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $785,000, or 9.0%, to $9.5 million for the three months ended March 31, 2019 from $8.7 million for the three months ended March 31, 2018, primarily as a result of increasing loan volumes offset by higher average cost of funds on interest bearing liabilities. Our average net interest-earning assets increased by $16.6 million, or 7.1%, to $251.7 million for the three months ended March 31, 2019 from $235.1 million for the same period in 2018, due primarily to our loan growth, described above. Our net interest rate spread decreased by 15 basis points to 3.46% for the three months ended March 31, 2019 from 3.61% for the three months ended March 31, 2018, and our net interest margin was 3.86% and 3.95% for the three months ended March 31, 2019 and 2018, respectively.

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

After an evaluation of these factors, we established a provision for loan losses for the three months ended March 31, 2019 of $149,000 as compared to $94,000 for the three months ended March 31, 2018. Our allowance for loan losses was $12.4 million at March 31, 2019 as compared to $12.7 million at December 31, 2018. The allowance for loan losses to total loans was 1.33% at March 31, 2019 compared to 1.36% at December 31, 2018, and the allowance for loan losses to non-performing loans increased to 155.87% at March 31, 2019 from 186.77% at December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2019. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Total non-interest income decreased $132,000, or 14.9% to $753,000 for the three months ended March 31, 2019 from $885,000 from the same period in the prior year. The decrease in non-interest income for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a decrease of $72,000 in late and prepayment charges and decrease of $80,000 in other non-interest income.

	For the Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$230	$223	$7	3.1%
Brokerage commissions	109	96	13	13.5%
Late and prepayment charges	139	211	(72)	(34.1%)
Other	275	355	(80)	(22.5%)
Total noninterest income	$753	$885	$(132)	(14.9%)

Non-interest Expenses. Total non-interest expenses increased $832,000, or 10.1% to $9.1 million for the three months ended March 31, 2019, compared to $8.3 million for the same period in 2018. For the three months ended March 31, 2019 compared to the same period in 2018, compensation and benefits expense increased by $556,000 mainly due to $300,000 of restricted stock units and $26,000 of stock options, granted to our senior management team. Occupancy expenses increased $420,000, due to our rebranding and branch renovation initiative. These increases were partially offset by a decrease of $113,000 for professional fees, which primarily include legal and audit expenses, a decrease of $55,000 for data processing and a decrease of $26,000 for marketing and promotional expenses for the three months ended March 31, 2019 compared to the same period in 2018.

	For the Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,014	$4,458	$556	12.5%
Occupancy expense	1,911	1,491	420	28.2%
Data processing expenses	353	408	(55)	(13.5%)
Direct loan expenses	156	155	1	0.6%
Insurance and surety bond premiums	83	89	(6)	(6.7%)
Office supplies, telephone and postage	317	300	17	5.7%
FDIC deposit insurance premiums	68	68	—	0.0%
Professional fees	510	623	(113)	(18.1%)
Marketing and promotional expenses	26	52	(26)	(50.0%)
Directors fees	83	69	14	20.3%
Regulatory dues	56	56	—	0.0%
Other operating expenses	514	490	24	4.9%
Total noninterest expense	$9,091	$8,259	$832	10.1%

Income Tax Provision. We incurred income tax expenses of $307,000 and $268,000 for the three months ended March 31, 2019 and 2018, respectively, resulting in effective tax rates of 31.5% and 22.2%, respectively.  At March 31, 2019, net deferred tax assets amounted to $3.9 million compared to $3.8 million at December 31, 2018.

Average Balance Sheets

The following table sets forth average outstanding balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Three Months Ended March 31,
	2019			2018
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$935,877	$12,095	5.24%	$816,437	$10,386	5.16%
Available-for-sale securities	23,790	86	1.47%	28,692	105	1.48%
Other (2)	33,714	201	2.42%	46,701	219	1.90%
Total interest-earning assets	993,381	12,382	5.06%	891,830	10,710	4.87%
Non-interest-earning assets	34,441			35,429
Total assets	$1,027,822			$927,259
Interest-bearing liabilities:
Savings accounts	$122,559	$341	1.13%	$124,473	$131	0.43%
Interest-bearing demand	141,761	289	0.83%	77,298	53	0.28%
Certificates of deposit	419,108	1,956	1.89%	430,242	1,750	1.65%
Total deposits	683,428	2,586	1.53%	632,013	1,934	1.24%
Advance payments by borrowers	7,709	1	0.05%	6,572	1	0.06%
Borrowings	50,570	333	2.67%	18,164	98	2.19%
Total interest-bearing liabilities	741,707	2,920	1.60%	656,749	2,033	1.26%
Non-interest-bearing liabilities:
Non-interest-bearing demand	110,644	—		99,367	—
Other non-interest-bearing liabilities	5,056	—		5,104	—
Total non-interest-bearing liabilities	115,700	—		104,471	—
Total liabilities	857,407	2,920		761,220	2,033
Total equity	170,415			166,039
Total liabilities and total equity	$1,027,822		1.60%	$927,259		1.26%
Net interest income		$9,462			$8,677
Net interest rate spread (3)			3.46%			3.61%
Net interest-earning assets (4)	$251,674			$235,081
Net interest margin (5)			3.86%			3.95%
Average interest-earning assets to interest-bearing liabilities			133.93%			135.79%

(1)	Annualized where appropriate.
(2)	Includes FHLB demand accounts and FHLB stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$948	$761	$1,709
Securities	(16)	(3)	(19)
Other	(193)	175	(18)
Total interest-earning assets	739	933	1,672
Interest-bearing liabilities:
Savings accounts	(646)	856	210
Interest-bearing demand	(539)	775	236
Certificates of deposit	(811)	1,017	206
Total deposits	(1,996)	2,648	652
Advance payments by borrowers	1	(1)	—
Borrowings	(8)	243	235
Total interest-bearing liabilities	(2,003)	2,890	887
Change in net interest income	$2,742	$(1,957)	$785

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

The table below sets forth, as of March 31, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$33,429	(10.85%)
+300	34,931	(6.85%)
+200	36,125	(3.66%)
+100	36,996	(1.34%)
Level	37,500	0.00%
-100	37,785	0.76%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2019, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 3.66% decrease in net interest income, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 0.76% increase in net interest income.

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

The table below sets forth, as of March 31, 2019, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	NPV		NPV	(Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$140,800	$(36,203)	(20.45%)	14.51%	(225)
+300	151,037	(25,966)	(14.67%)	15.24%	(152)
+200	160,735	(16,268)	(9.19%)	15.87%	(89)
+100	169,905	(7,098)	(4.01%)	16.42%	(34)
------	177,003	—	0.00%	16.76%	—
-100	182,291	5,288	2.99%	16.92%	16

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2019, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 9.19% decrease in net present value, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 2.99% increase in net present value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2019
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$35,877	$35,877	$35,877	$35,877	$35,877	$35,877	$35,877	$5,690	$41,567
Securities	189	894	7,546	22,105	22,420	22,420	22,420	(254)	22,166
Net loans (includes LHFS)	66,933	99,838	212,578	369,501	867,463	929,995	929,995	(4,896)	925,099
FHLB Stock	2,915	2,915	2,915	2,915	2,915	2,915	2,915	—	2,915
Other assets	4	4	4	4	4	4	4	41,845	41,849
Total	$105,918	$139,528	$258,920	$430,402	$928,679	$991,211	$991,211	$42,385	$1,033,596
Liabilities:
Non-maturity deposits	$292,065	$292,065	$292,065	$292,065	$292,065	$292,065	$292,065	$113,572	$405,637
Certificates of deposit	56,905	102,339	185,836	292,588	401,144	401,144	401,144	—	401,144
Other liabilities	—	—	—	8,029	44,404	44,404	44,404	12,149	56,553
Total liabilities	348,970	394,404	477,901	592,682	737,613	737,613	737,613	125,721	863,334
Capital	—	—	—	—	—	—	—	170,262	170,262
Total liabilities and capital	$348,970	$394,404	$477,901	$592,682	$737,613	$737,613	$737,613	$295,983	$1,033,596
Asset/liability gap	$(243,052)	$(254,876)	$(218,981)	$(162,280)	$191,066	$253,598	$253,598
Gap/assets ratio	30.35%	35.38%	54.18%	72.62%	125.90%	134.38%	134.38%

At March 31, 2019, the asset/liability gap from zero days to one year was ($219.0 million), resulting in a gap/assets ratio of 54.18%.

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

	December 31, 2018
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$24,553	$24,553	$24,553	$24,553	$24,553	$24,553	$24,553	$45,225	$69,778
Securities	5,121	5,997	10,675	26,397	26,698	27,568	27,568	(424)	27,144
Net loans (includes LHFS)	103,967	137,999	206,712	371,288	856,529	924,906	924,906	(6,397)	918,509
FHLB Stock	—	—	—	—	2,915	2,915	2,915	—	2,915
Other assets	—	—	—	—	4	4	4	41,551	41,555
Total	$133,641	$168,549	$241,940	$422,238	$910,699	$979,946	$979,946	$79,955	$1,059,901
Liabilities:
Non-maturity deposits	$269,749	$269,749	$269,749	$269,749	$269,749	$269,749	$269,749	$115,923	$385,672
Certificates of deposit	65,267	107,838	189,720	283,655	424,086	424,086	424,086	—	424,086
Other liabilities	25,000	25,000	25,000	33,029	69,404	69,404	69,404	11,567	80,971
Total liabilities	360,016	402,587	484,469	586,433	763,239	763,239	763,239	127,490	890,729
Capital	—	—	—	—	—	—	—	169,172	169,172
Total liabilities and capital	$360,016	$402,587	$484,469	$586,433	$763,239	$763,239	$763,239	$296,662	$1,059,901
Asset/liability gap	$(226,375)	$(234,038)	$(242,529)	$(164,195)	$147,460	$216,707	$216,707
Gap/assets ratio	37.12%	41.87%	49.94%	72.00%	119.32%	128.39%	128.39%

At December 31, 2018, the asset/liability gap from zero days to one year was ($242.5 million), resulting in a gap/assets ratio of 49.94%.

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLB. At March 31, 2019 and December 31, 2018, the Bank had $44.4 million of term and overnight outstanding advances from the FHLB, and also had a guarantee from the FHLB through a standby letter of credit of $7.6 million.  At March 31, 2019, there was eligible collateral of approximately $288.9 million in mortgage loans available to secure advances from the FHLB. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was $0 and $25.0 million outstanding at March 31, 2019 and December 31, 2018, respectively.  The Bank did not have any securities sold under repurchase agreements with brokers as of March 31, 2019 and December 31, 2018.

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Net cash provided by operating activities was $2.8 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(2.8) million and $(25.1) million for the three months ended March 31, 2019 and 2018, respectively. Net cash (used in) provided by financing activities, consisting of activities in deposit accounts and advances, was $(28.2) million for the three months ended March 31, 2019 and $21.9 million for the three months ended March 31, 2018.

The Bank is committed to maintaining an adequate liquidity position. The liquidity position is monitored on a daily basis and it is anticipated that there will be sufficient funds to meet current funding commitments. Based on the deposit retention experience and current pricing strategy, it is anticipated that a significant portion of maturing time deposits will be retained.

At March 31, 2019 and December 31, 2018, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at March 31, 2019 and December 31, 2018. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2019 and December 31, 2018, we had outstanding commitments to originate loans and extend credit of $99.3 million and $104.5 million, respectively. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $185.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business.  At March 31, 2019, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in our Form 10-K under the heading “Risk Factors” filed with the SEC on March 29, 2019.  The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit) (i)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2019 - January 31, 2019	—	$—	—	—
February 1, 2019 - February 28, 2019	—	$—	—	—
March 1, 2019 - March 31, 2019	13,866	$13.98	13,866	909,285
Total	13,866	$13.98	13,866	909,285

a.	The Company adopted a share repurchase program effective March 25, 2019.
b.	Under the repurchase program, the Company may repurchase up to 923,151 shares of the its common stock, or approximately 5% of the outstanding shares as of March 22, 2019.
i.	This number is not inclusive of the brokerage commission fee of $0.05 per share.
c.	The repurchase program may be suspended or terminated at any time without prior notice, and it will expire September 24, 2019.
d.	The program has not expired.
e.	Not applicable.

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

Company Name

Date: May 10, 2019	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer