Form 10-Q
period 2019-06-30
PDL Community Bancorp
filed 2019-08-09
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PDLB	The NASDAQ Stock Market, LLC

As of August 8, 2019, the registrant had 17,860,856 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2019 and December 31, 2018

(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks (Note 2):
Cash	$6,003	$45,225
Interest-bearing deposits in banks	47,007	24,553
Total cash and cash equivalents	53,010	69,778
Available-for-sale securities, at fair value (Note 3)	22,154	27,144
Loans receivable, net (Note 4)	934,236	918,509
Accrued interest receivable	3,773	3,795
Premises and equipment, net (Note 5)	32,205	31,135
Other real estate owned	58	—
Federal Home Loan Bank of New York stock (FHLBNY), at cost	4,609	2,915
Deferred tax assets (Note 8)	3,913	3,811
Other assets	2,158	2,814
Total assets	$1,056,116	$1,059,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$802,408	$809,758
Accrued interest payable	88	63
Advance payments by borrowers for taxes and insurance	6,059	6,037
Advances from the Federal Home Loan Bank of New York and others (Note 7)	79,404	69,404
Other liabilities	2,954	5,467
Total liabilities	890,913	890,729
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,986,050 shares outstanding as of June 30, 2019 and 18,463,028 shares issued and outstanding as of December 31, 2018	185	185
Treasury stock, at cost; 476,978 shares as of June 30, 2019 and no shares as of December 31, 2018	(6,798)	—
Additional paid-in-capital	85,357	84,581
Retained earnings	100,431	98,813
Accumulated other comprehensive loss (Note 14)	(7,941)	(8,135)
Unearned compensation - ESOP; 603,125 shares as of June 30, 2019 and 627,251 shares as of December 31, 2018 (Note 9)	(6,031)	(6,272)
Total stockholders' equity	165,203	169,172
Total liabilities and stockholders' equity	$1,056,116	$1,059,901

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Unaudited)

Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest on loans receivable	$12,060	$11,053	$24,155	$21,439
Interest on deposits due from banks	278	226	478	445
Interest and dividend on available-for-sale securities and FHLBNY stock	76	104	163	209
Total interest and dividend income	12,414	11,383	24,796	22,093
Interest expense:
Interest on certificates of deposit	1,904	1,847	3,860	3,597
Interest on other deposits	821	199	1,452	383
Interest on borrowings	345	204	678	303
Total interest expense	3,070	2,250	5,990	4,283
Net interest income	9,344	9,133	18,806	17,810
Provision for loan losses (Note 4)	—	337	149	431
Net interest income after provision for loan losses	9,344	8,796	18,657	17,379
Noninterest income:
Service charges and fees	228	214	458	437
Brokerage commissions	24	42	133	138
Late and prepayment charges	262	52	401	263
Other	172	216	447	571
Total noninterest income	686	524	1,439	1,409
Noninterest expense:
Compensation and benefits	4,476	4,563	9,490	8,918
Occupancy and equipment	1,732	1,717	3,643	3,208
Data processing expenses	431	300	784	708
Direct loan expenses	182	152	338	307
Insurance and surety bond premiums	83	99	166	188
Office supplies, telephone and postage	271	352	588	652
FDIC deposit insurance assessment	66	66	134	134
Professional fees	733	529	1,243	1,151
Marketing and promotional expenses	47	55	73	107
Directors fees	73	70	156	139
Regulatory dues	47	58	103	115
Other operating expenses	566	494	1,080	1,087
Total noninterest expense	8,707	8,455	17,798	16,714
Income before income taxes	1,323	865	2,298	2,074
Provision for income taxes (Note 8)	373	166	680	434
Net income	$950	$699	$1,618	$1,640
Earnings per share for the period (Note 10)
Basic	$0.05	$0.04	$0.09	$0.09
Diluted	$0.05	$0.04	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$950	$699	$1,618	$1,640
Net change in unrealized gains (losses) on available-for-sale securities :
Unrealized gains (losses)	159	(5)	330	(174)
Income tax effect	(33)	1	(70)	(8)
Unrealized gains (losses) on securities, net of tax	126	(4)	260	(182)
Pension benefit liability adjustment:
Net (loss)	(40)	(31)	(83)	(65)
Income tax effect	8	11	17	22
Pension liability adjustment, net of tax	(32)	(20)	(66)	(43)
Total other comprehensive income (loss), net of tax	94	(24)	194	(225)
Total comprehensive income	$1,044	$675	$1,812	$1,415

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2019 and 2018

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2017	18,463,028	$185	$—	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	—	1,640	—	—	1,640
Other comprehensive loss, net of tax	—	—	—	—	—	(225)	—	(225)
ESOP shares committed to be released (24,126 shares)	—	—	—	137	—	—	241	378
Balance, June 30, 2018	18,463,028	$185	$—	$84,488	$96,495	$(8,076)	$(6,514)	$166,578

Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net income	—	—	—	—	1,618	—	—	1,618
Other comprehensive income, net of tax	—	—	—	—	—	194	—	194
Treasury stock	(476,978)	—	(6,798)	—	—	—	—	(6,798)
ESOP shares committed to be released (24,126 shares)	—	—	—	120	—	—	241	361
Restricted stock awards	—	—	—	608	—	—	—	608
Stock options	—	—	—	48	—	—	—	48
Balance, June 30, 2019	17,986,050	$185	$(6,798)	$85,357	$100,431	$(7,941)	$(6,031)	$165,203

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$1,618	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net	1	6
Gain on sale of loans, net	101	54
Provision for loan losses	149	431
Depreciation and amortization	1,059	854
Deferred income taxes	(156)	117
ESOP compensation	390	378
Share-based compensation expense	656	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	22	(15)
Decrease (increase) in other assets	538	(652)
Increase in accrued interest payable	25	99
Net (decrease) increase in other liabilities and advance payments by borrowers	(2,483)	690
Net cash provided by operating activities	1,920	3,602
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY Stock	4,455	—
Purchases of FHLBNY Stock	(6,149)	(1,106)
Proceeds from maturities, calls and principal repayments on available-for-sale securities	5,318	573
Proceeds from sales of loans	3,614	4,761
Net increase in loans	(19,591)	(56,969)
Net change in other real estate owned	(58)	—
Purchases of premises and equipment	(2,129)	(2,048)
Net cash used in investing activities	(14,540)	(54,789)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(7,350)	39,270
Repurchase of treasury stock	(6,798)	—
Proceeds from advances from FHLBNY	260,398	21,375
Repayments of advances from FHLBNY	(250,398)	(20,000)
Net cash (used in) provided by financing activities	(4,148)	40,645
Net (decrease) in cash and cash equivalents	(16,768)	(10,542)
Cash and Cash Equivalents:
Beginning	69,778	59,724
Ending	$53,010	$49,182
Supplemental Disclosures:
Cash paid during the period:
Interest	$6,012	$4,184
Income taxes	$373	$132

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The unaudited interim Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results for the entire year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K.

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

Nature of Operations:

The Bank is a federally chartered stock savings association headquartered in the Bronx, New York. It was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” Upon the completion of its reorganization into a mutual holding company (the “MHC”), the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank, a wholly owned subsidiary of by PDL Community Bancorp. The Bank is subjected to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business is conducted through the administrative office and 13 branch banking offices. The banking offices are located in the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches) and Brooklyn (3 branches), New York and Union City (1 branch), New Jersey.  The primary market area currently consists of the New York City metropolitan area.

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

Summary of Significant Accounting Policies:

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

Interim Financial Statements: The interim consolidated financial statements at June 30, 2019, and for the three and six months ended June 30, 2019 and 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period.

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio is susceptible to changes in the local market conditions. Note 3 addresses the types of securities that the Bank invests in. Notes 4 and 11 discuss the types of lending that the Bank engages in, and other concentrations.

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

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as "held-to-maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held-to-maturity or trading, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Federal Home Loan Bank of New York Stock: The Bank is a member of the Federal Home Loan Bank of New York (the “FHLBNY”). Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBNY stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Receivable: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at current unpaid principal balances, net of the allowance for loan losses and including net deferred loan origination fees and costs.

Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective interest yield method without anticipating prepayments.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note. Impairment measurement for all collateral dependent loans, excluding accruing troubled debt restructurings, is based on the fair value of collateral, less costs to sell, if necessary. A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

When a loan is modified to a troubled debt restructuring, management evaluates the loan for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs, if repayment under the modified terms becomes doubtful.

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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation.

Depreciation is computed and charged to operations using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Buildings	39
Building improvements	15 - 39
Furniture, fixtures, and equipment	3 - 10

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income, which are both recognized as separate components of equity. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit plan.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and the amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the operations and financial position of the Company.

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

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and did not affect previously reported amounts in the Consolidated Statements of Income. No adjustment has been made to the Consolidated Statements of Income for the three and six months ended June 30, 2018.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of June 30, 2019, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU reportedly significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to (Topic 326, Financial Instruments-Credit Losses), (Topic 815, Derivatives and Hedging) and (Topic 825, Financial Instruments).” The amendments in ASU 2019-04 make clarifications and minor improvements related to the following recently issued accounting standards: ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of financial condition and results of operation. The effective dates are the same as the main standards.

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $5,407 and $44,717 in cash to cover its minimum reserve requirement of $4,474 and $4,375 at June 30, 2019, and December 31, 2018, respectively.

Note 3.	Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$20,926	$—	$(108)	$20,818
Mortgage-Backed Securities:
FNMA Certificates	621	—	(7)	614
GNMA Certificates	702	20	—	722
	$22,249	$20	$(115)	$22,154

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.Available-for-Sale Securities (Continued)

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$20,924	$—	$(409)	$20,515
U.S. Treasury	4,997	—	(2)	4,995
Mortgage-Backed Securities:
FNMA Certificates	778	—	(19)	759
GNMA Certificates	870	5	—	875
	$27,569	$5	$(430)	$27,144

There were no securities classified as held-to-maturity as of June 30, 2019 and December 31, 2018. There were no securities sold for the three and six months ended June 30, 2019 and 2018.

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2019 and at December 31, 2018:

	June 30, 2019
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Federal Agencies	$—	$—	$20,818	$(108)	$20,818	$(108)
Mortgage-Backed
FNMA Certificates	—	—	614	(7)	614	(7)
	$—	$—	$21,432	$(115)	$21,432	$(115)

	December 31, 2018
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Federal Agencies	$—	$—	$20,515	$(409)	$20,515	$(409)
U.S. Treasury	4,995	(2)	—	—	4,995	(2)
Mortgage-Backed
FNMA Certificates	—	—	759	(19)	759	(19)
	$4,995	$(2)	$21,274	$(428)	$26,269	$(430)

The Company’s investment portfolio had 11 available-for-sale securities at June 30, 2019 and 12 available-for-sale securities at December 31, 2018. At June 30, 2019 and December 31, 2018, the Company had 10 and 11 securities, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2019 and December 31, 2018 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at June 30, 2019 and December 31, 2018. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	10,555	10,511
After one year through five years	10,371	10,307
	20,926	20,818
Mortgage-Backed Securities	1,323	1,336
Total	$22,249	$22,154

	December 31, 2018
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$4,997	$4,995
After three months through one year	4,554	4,497
After one year through five years	16,370	16,018
	25,921	25,510
Mortgage-Backed Securities	1,648	1,634
Total	$27,569	$27,144

   There were no securities pledged at June 30, 2019 and December 31, 2018.

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
Mortgage loans:
1-4 Family residential
Investor-Owned	$302,428	$303,197
Owner-Occupied	92,904	92,788
Multifamily residential	238,974	232,509
Nonresidential properties	197,367	196,917
Construction and land	100,995	87,572
Nonmortgage loans:
Business loans	11,373	15,710
Consumer loans	1,151	1,068
	945,192	929,761
Net deferred loan origination costs	1,562	1,407
Allowance for loan losses	(12,518)	(12,659)
Loans receivable, net	$934,236	$918,509

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

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

•

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any. Loans in this category have well defined weaknesses and risks that jeopardize the repayment. They are characterized by the distinct possibility that some loss may be sustained if the deficiencies are not remediated.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present credit risk ratings by loan segment as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$382,299	$237,916	$193,103	$81,531	$10,993	$1,149	$906,991
Special mention	3,741	—	—	11,548	380	—	15,669
Substandard	9,292	1,058	4,264	7,916	—	2	22,532
Total	$395,332	$238,974	$197,367	$100,995	$11,373	$1,151	$945,192

	December 31, 2018
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$383,123	$231,422	$195,327	$71,438	$14,324	$1,068	$896,702
Special mention	3,728	775	—	8,505	1,386	—	14,394
Substandard	9,134	312	1,590	7,629	—	—	18,665
Total	$395,985	$232,509	$196,917	$87,572	$15,710	$1,068	$929,761

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of June 30, 2019 and December 31, 2018, is as follows:

	June 30, 2019
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$301,347	$—	$—	$1,081	$302,428	$1,760	$—
Owner-Occupied	90,771	1,108	598	427	92,904	2,993	—
Multifamily residential	238,967	—	7	—	238,974	7	—
Nonresidential properties	193,716	—	2,715	936	197,367	3,992	—
Construction and land	100,846	—	—	149	100,995	1,316	—
Nonmortgage loans:
Business	10,993	—	380	—	11,373	—	—
Consumer	1,151	—	—	—	1,151	2	—
Total	$937,791	$1,108	$3,700	$2,593	$945,192	$10,070	$—

	December 31, 2018
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$296,188	$6,539	$470	$—	$303,197	$1,258	$—
Owner-Occupied	89,610	1,609	574	995	92,788	3,079	—
Multifamily residential	231,514	995	—	—	232,509	16	—
Nonresidential properties	195,861	—	4	1,052	196,917	1,310	—
Construction and land	87,572	—	—	—	87,572	1,115	—
Nonmortgage loans:
Business	15,418	292	—	—	15,710	—	—
Consumer	1,068	—	—	—	1,068	—	—
Total	$917,231	$9,435	$1,048	$2,047	$929,761	$6,778	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of June 30, 2019 and 2018, and December 31, 2018:

	For the Six Months Ended June 30, 2019
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowance for loan losses:
Balance, beginning of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$—	$12,659
Provision charged to expense	(248)	(40)	(116)	(2)	(98)	651	2		149
Losses charged-off	—	—	—	—	—	(402)	—	—	(402)
Recoveries	23	—	—	5	—	24	2	58	112
Balance, end of period	$3,574	$1,168	$3,713	$1,928	$1,533	$533	$11	$58	$12,518
Ending balance: individually evaluated for impairment	$273	$527	$—	$124	$—	$—	$2	$—	$926
Ending balance: collectively evaluated for impairment	3,301	641	3,713	1,804	1,533	533	9	58	11,592
Total	$3,574	$1,168	$3,713	$1,928	$1,533	$533	$11	$58	$12,518
Loans:
Ending balance: individually evaluated for impairment	$7,058	$5,471	$7	$5,360	$1,327	$38	$2	$—	$19,263
Ending balance: collectively evaluated for impairment	295,370	87,433	238,967	192,007	99,668	11,335	1,149	—	925,929
Total	$302,428	$92,904	$238,974	$197,367	$100,995	$11,373	$1,151	$—	$945,192

	For the Three Months Ended June 30, 2019
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period

Allowance for loan losses:
Balance, beginning of period	$3,551	$1,168	$3,713	$1,925	$1,533	$549	10	$—	$12,449
Provision charged to expense	—	—	—	—	—	—	—	—	—
Losses charged-off	—	—	—	—	—	(25)	—	—	(25)
Recoveries	23	—	—	3	—	9	1	58	94
Balance, end of period	$3,574	$1,168	$3,713	$1,928	$1,533	$533	$11	$58	$12,518

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2018
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowance for loan losses:
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
							.
	For the Three Months Ended June 30, 2018
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period

Allowance for loan losses:
Balance, beginning of period	$3,689	$1,370	$3,385	$1,517	$1,212	$228	$8	$—	$11,409
Provision charged to expense	(3)	(107)	255	160	79	(46)	(1)	—	337
Losses charged-off	—	—	—	—	—	(13)	—	—	(13)
Recoveries	1	2	—	2	—	11	2	—	18
Balance, end of period	$3,687	$1,265	$3,640	$1,679	$1,291	$180	$9	$—	$11,751

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2018
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowance for loan losses:
Balance, beginning of year	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$—	$11,071
Provision charged to expense	82	(444)	720	492	426	(37)	10	—	1,249
Losses charged-off	—	—	—	—	—	(34)	(14)	—	(48)
Recoveries	1	250	—	9	—	122	5	—	387
Balance, end of year	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$—	$12,659
Ending balance: individually evaluated for impairment	$349	$234	$—	$35	$—	$—	$—	$—	$618
Ending balance: collectively evaluated for impairment	3,450	974	3,829	1,890	1,631	260	7	—	12,041
Total	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$—	$12,659
Loans:
Ending balance: individually evaluated for impairment	$6,452	$6,525	$16	$2,750	$1,108	$374	$—	$—	$17,225
Ending balance: collectively evaluated for impairment	296,745	86,263	232,493	194,167	86,464	15,336	1,068	—	912,536
Total	$303,197	$92,788	$232,509	$196,917	$87,572	$15,710	$1,068	$—	$929,761

Loans are considered impaired when current information and events indicate all amounts due may not be collectable according to the contractual terms of the related loan agreements. Impaired loans, including troubled debt restructurings, are identified by applying normal loan review procedures in accordance with the Allowance for loan losses methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated to determine impairment.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Six Months Ended June 30, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$13,588	$7,944	$4,585	$12,529	$800	$13,438	$323
Multifamily residential	7	7	—	7	—	7	—
Nonresidential properties	5,463	4,887	473	5,360	124	3,096	67
Construction and land	1,614	1,327	—	1,327	—	1,200	1
Nonmortgage loans:
Business	40	38	—	38	—	309	1
Consumer	2	—	2	2	2	1	—
Total	$20,714	$14,203	$5,060	$19,263	$926	$18,051	$392

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Six Months Ended June 30, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$15,597	$7,787	$6,626	$14,413	$607	$17,101	$371
Multifamily residential	—	—	—	—	—	104	—
Nonresidential properties	2,421	1,719	488	2,207	36	3,753	71
Construction and land	1,321	1,111	—	1,111	—	1,073	—
Nonmortgage loans:
Business	464	421	—	421	—	515	12
Consumer	—	—	—	—	—	—	—
Total	$19,803	$11,038	$7,114	$18,152	$643	$22,546	$454

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$12,985	$7,080	$5,898	$12,978	$583	$15,163	$758
Multifamily residential	16	16	—	16	—	36	3
Nonresidential properties	2,748	2,270	480	2,750	35	3,230	172
Construction and land	1,115	1,107	—	1,107	—	1,094	—
Nonmortgage loans:
Business	374	374	—	374	—	454	22
Consumer	—	—	—	—	—	—	—
Total	$17,238	$10,847	$6,378	$17,225	$618	$19,977	$955

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The loan portfolio also includes certain loans that have been modified to troubled debt restructurings. Under applicable standards, loans are modified to troubled debt restructurings when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions could include a reduction of interest rate on the loan, payment and maturity extensions, forbearance, or other actions intended to maximize collections. When a loan is modified to a troubled debt restructuring, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful. If management determines that the value of the modified loan in a troubled debt restructuring is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off against the allowance for loan losses.

During the six months ended June 30, 2019 there was one troubled debt restructuring and as of and for the year ended December 31, 2018, there were no loans restructured as troubled debt restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Six Months Ended June 30, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$275	$283	—	$—
Total	1	$275	$283	—	$—
Combination of rate, maturity, other	1	$275	$283	—	$—
Total	1	$275	$283	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2018			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	1	$176
Total	—	$—	$—	1	$176
Combination of rate, maturity, other	—	$—	$—	1	$176
Total	—	$—	$—	1	$176

At June 30, 2019, there were 38 troubled debt restructured loans totaling $12,845 of which $9,128 are on accrual status.  At December 31, 2018, there were 40 troubled debt restructured loans totaling $14,104 of which $10,460 are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $926 and $618 at June 30, 2019 and December 31, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Premises and Equipment

Premises and equipment at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
Land	$3,979	$3,979
Buildings and improvements	16,756	16,423
Leasehold improvements	24,461	23,430
Furniture, fixtures and equipment	8,493	7,728
	53,689	51,560
Less: accumulated depreciation and amortization	(21,484)	(20,425)
Total premises and equipment	$32,205	$31,135

Depreciation and amortization expense amounted to $550 and $437 for the three months ended June 30, 2019 and 2018, respectively, and $1,059 and $854 for the six months ended June 30, 2019 and 2018, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of income. Leasehold improvements increased by $1,031 to $24,461 at June 30, 2019 mainly due to investments made to the branch network and other product delivery services as part of branch renovation initiative. Furniture, fixtures and equipment also increased by $765 to $8,493 at June 30, 2019, mainly as a result of investments in new Teller Cash Recyclers (TCRs) that are being installed in the branches.

Note 6.	Deposits

Deposits at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
Demand	$115,262	$115,923
Interest-bearing deposits:
NOW/IOLA accounts	23,018	30,783
Money market accounts	158,318	116,175
Savings accounts	126,746	122,791
Total savings, NOW and money market	308,082	269,749
Certificates of deposit of $250K or more	82,767	90,195
Certificates of deposit less than $250K	296,297	333,891
Total certificates of deposit	379,064	424,086
Total interest-bearing deposits	687,146	693,835
Total deposits	$802,408	$809,758

At June 30, 2019 scheduled maturities of certificates of deposit were as follows:

June 30,
2020	$181,013
2021	115,561
2022	60,078
2023	11,593
2024	10,819
$379,064

Overdrawn deposit accounts that have been reclassified to loans amounted to $61 and $241 as of June 30, 2019 and December 31, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 7.	Borrowings

FHLBNY Advances: The Bank is a member of the FHLBNY. At June 30, 2019, the Bank had the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $79,404 and $44,404 of outstanding term advances from the FHLBNY at June 30, 2019 and December 31, 2018, respectively. Additionally, the Bank had an unsecured line of credit in the amount of $25,000 with a correspondent bank at June 30, 2019 and December 31, 2018, of which $0 and $25,000 were outstanding as of June 30, 2019 and December 31, 2018, respectively. The Bank also had a guarantee from the FHLBNY through a standby letter of credit of $3,455 at June 30, 2019 and $7,639 at December 31, 2018, respectively.

Borrowed funds at June 30, 2019 and December 31, 2018 consist of the following and are summarized by maturity and call date below:

	June 30,			December 31,
	2019			2018
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$25,000	$25,000	2.64%

FHLBNY Term advances ending:
2020	8,029	8,029	2.86	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	40,000	40,000	2.13	5,000	5,000	1.97
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$79,404	$79,404	2.44%	$69,404	$69,404	2.69%

Interest expense on advances totaled $345 and $204 for the three months ended June 30, 2019 and 2018, and $678 and $302 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Bank had eligible collateral of approximately $292,354 and $280,457, respectively, in residential 1-4 and multifamily mortgage loans available to secure advances from the FHLBNY.

Note 8.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2019 and 2018 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Federal:
Current	$377	$110	$651	$195
Deferred	(41)	60	(33)	190
	336	170	618	385
State and local:
Current	84	48	185	121
Deferred	(215)	(252)	(504)	(356)
	(131)	(204)	(319)	(235)
Valuation allowance	168	200	381	284
Provision for income taxes	$373	$166	$680	$434

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income tax, at federal rate	$278	$182	$483	$436
State and local tax, net of federal taxes	(102)	(160)	(252)	(185)
Valuation allowance, net of the federal benefit	168	200	381	284
Other	29	(56)	68	(101)
	$373	$166	$680	$434

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”) which, beginning in 2018, reduced the Company’s corporate income tax rate from 34% to 21%, but eliminated or increased certain permanent differences.

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. The valuation allowance increased by $381 and $284 for the six months ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits recorded related to uncertain tax positions.  The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2019 and December 31, 2018 are presented below:

	June 30,	At December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,879	$3,939
Pension obligations	2,119	2,102
Interest on nonaccrual loans	143	74
Unrealized loss on available-for-sale securities	20	91
Amortization of intangible assets	93	102
Deferred rent payable	64	153
Net operating losses	3,432	3,111
Charitable contribution carryforward	1,624	1,694
Other	517	235
Total gross deferred tax assets	11,891	11,501
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,103	3,120
Depreciation and amortization of premises and equipment	100	222
Deferred loan fees	484	438
Other	6	6
Total gross deferred tax liabilities	3,693	3,786
Valuation allowance	4,285	3,904
Net deferred tax assets	$3,913	$3,811

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans

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

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018 using a measurement date as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Projected benefit obligation	$(14,199)	$(14,244)
Fair value of plan assets	14,254	14,416
Funded status	$55	$172
Accumulated benefit obligation	$(14,199)	$(14,244)

	June 30, 2019	December 31, 2018
Changes in benefit obligation:
Beginning of period	$14,244	$15,883
Service cost	19	39
Interest Cost	295	542
Interest rate change	—	(1,691)
Mortality change	—	(41)
Loss on accumulated benefit obligations	3	243
Administrative cost	(19)	(39)
Benefits paid	(343)	(692)
End of period	$14,199	$14,244

	June 30, 2019	December 31, 2018
Changes in plan assets:
Fair value of plan assets, beginning of period	$14,416	$14,732
Actual return on plan assets	200	415
Benefits paid	(343)	(692)
Administrative expenses paid	(19)	(39)
Fair value of plan assets, end of period	$14,254	$14,416

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, were $9,939 and $9,856 at June 30, 2019 and December 31, 2018, respectively.

The components of net periodic benefit costs are as follows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Service cost	$19	$20
Interest cost	295	271
Expected return on plan assets	(421)	(430)
Amortization of prior service cost	13	13
Amortization of loss	129	149
Net periodic benefit cost	$35	$23

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for six months ended June 30, 2019  and 2018:

	For the Six Months Ended June 30,
	2019	2018
Discount rate	4.25%	3.50%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at June 30, 2019 and December 31, 2018 was $14,254 and $14,416, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Benefits paid for the six months ended June 30, 2019 and 2018 were $343 and $355, respectively. There were no employer contributions during the six months ended June 30, 2019 and 2018.

Employee benefit payments expected to be paid in the future are as follows:

2019	$371
2020	706
2021	700
2022	718
2023	700
Thereafter	3,569
$6,764

401(k) Plan:

The Company also provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code was adopted. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. 401(k) expenses recorded in the consolidated statements of income amounted to $77 and $118 for the three months ended June 30, 2019 and 2018, respectively, and $167 and $200 for the six months ended June 30, 2019 and 2018, respectively.

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

A summary of the ESOP shares as of June 30, 2019 and December 31, 2018 are as follows:

	For the Six Months Ended	For the Year Ended
	June 30, 2019	December 31, 2018
Shares committed-to-be released	24,126	48,250
Shares to be allocated to participants	96,500	48,250
Unallocated shares	603,125	627,251
Total	723,751	723,751
Fair value of unearned shares	$8,619	$7,991

At June 30, 2019 and December 31, 2018, the Company had $6,308 outstanding of funds borrowed for the ESOP. The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $187 and $213 for the three months ended June 30, 2019 and 2018 and $390 and $378 for the six months ended June 30, 2019 and 2018, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive. The SERP expense recognized for the three months ended June 30, 2019 and 2018 was $17 and $15, respectively, and for the six months ended June 30, 2019 and 2018 was $34 and $30 respectively.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 40,000 restricted stock units to officers, 322,254 restricted stock units to executive officers and 148,625 shares of restricted stock units to outside directors.  Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant.  However, awards to a director with fewer than ten years of service as a director at the time of grant vest at a slower rate.  In addition, awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service.  Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020.  These awards vest at the earliest on December 4, 2019, and at the latest on December 4, 2025.  As of June 30, 2019 and December 31, 2018, the maximum number of stock options and SARs and the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan for both periods were 265,476 and 0, respectively. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 88,492, but would eliminate the availability of stock options and SARs available for award.

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

A summary of the Company’s restricted stock units awards activity and related information for the six months ended June 30, 2019 and year ended December 31, 2018 are as follows:

	June 30, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Non-vested at June 30	510,879	$12.78

	December 31, 2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	—	$—
Granted	510,879	12.77
Forfeited	—	—
Non-vested at December 31	510,879	$12.77

Compensation expense related to restricted stock units for the three and six months ended June 30, 2019, was $308 and $608, respectively. There was no compensation expense related to restricted stock units for the three and six months ended June 30, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

A summary of the Company’s stock option awards activity and related information for the six months ended June 30, 2019 and year ended December 31, 2018 are as follows:

	June 30, 2019
	Options	Weighted- Average Exercise Price Per Share	Average Intrinsic Value
Outstanding, beginning of year	163,766	$12.77	$—
Granted	8,918	12.93
Exercised	—	—	—
Forfeited	(8,918)	12.77	—
Outstanding at June 30	163,766	$12.78	$—
Exercisable at June 30	—	$12.78	$—

	December 31, 2018
	Options	Weighted- Average Exercise Price Per Share	Average Intrinsic Value
Outstanding, beginning of year	—	$—	—
Granted	163,766	12.77	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31	163,766	$12.77	$—
Exercisable at December 31	—	$12.77	$—

The weighted-average exercise price for the options as of June 30, 2019 was $12.78 per share. The weighted average remaining contractual life is 9.7 years.  There were no shares exercisable as of June 30, 2019 and December 31, 2018. Total compensation cost related to stock options recognized was $22 and $48 for the three and six months ended June 30, 2019, respectively. The weighted average period over which it is expected to be recognized is 6.5 years. There was no compensation expense related to stock options for the three and six months ended June 30, 2018.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2019
Dividend yield	0.00%
Expected life	6.5 years
Expected volatility	13.28%
Risk-free interest rate	2.16%
Weighted average grant date fair value	$3.75

The expected volatility is based on a blended rate of the trading history of the Company’s stock price in 2019.  The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019. Under the program, the Company may repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. As of June 30, 2019, the Company had repurchased 476,978 shares at a weighted average price of $14.25 which is reported as treasury stock in the consolidated statement of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	Dollars in thousands except share data

Net income for the period	$950	$699	$1,618	$1,640

Shares outstanding for basic EPS:
Weighted average shares outstanding	18,180,989	18,463,028	18,320,923	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	615,055	663,305	621,053	687,607
Basic weighted shares outstanding	17,565,934	17,799,723	17,699,870	17,775,421
Basic earnings per share	$0.05	$0.04	$0.09	$0.09
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	30,734	—	30,734	—
Diluted weighted average shares outstanding	17,596,668	17,799,723	17,730,604	17,775,421
Diluted earnings per share	$0.05	$0.04	$0.09	$0.09

Note 11.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Commitments to grant mortgage loans	$54,996	$52,017
Unfunded commitments under lines of credit	33,845	44,752
Standby letters of credit	3,455	7,759
	$92,296	$104,528

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 11.Commitments, Contingencies and Credit Risk (Continued)

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

Concentration by Geographic Location: Loans, commitments to extend credit and standby letters of credit have been granted to customers who are located primarily in New York City. Generally, such loans most often are secured by one-to-four family residential. The loans are expected to be repaid from the borrowers' cash flows.

Lease Commitments: At June 30, 2019, there are noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Rental expenses under operating leases, included in occupancy and equipment, totaled $375 and $341 for the three months ended June 30, 2019 and 2018, and $729 and $746 for the six months ended June 30, 2019 and 2018, respectively.

The projected minimum rental payments under the terms of the leases at June 30, 2019 are as follows:

June 30,
Remainder of 2019	$654
2020	1,345
2021	1,382
2022	1,294
2023	1,279
2024	1,316
Thereafter	5,660
$12,930

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

Note 12.Fair Value (Continued)

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities are not recorded at fair value on a recurring basis.

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

FHLBNY Stock: The carrying value of FHLBNY stock approximates fair value since the Bank can redeem such stock with FHLBNY at cost.  As a member of the FHLBNY, the Bank is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

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

Advances From the Federal Home Loan Bank of New York: The fair value of the advances is estimated using a discounted cash flow calculation that applies current market-based FHLBNY interest rates for advances of similar maturity to a schedule of maturities of such advances. These borrowings are not recorded at fair value on a recurring basis.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,818	$—	$20,818	$—
Mortgage-Backed Securities:
FNMA Certificates	614	—	614	—
GNMA Certificates	722	—	722	—
	$22,154	$—	$22,154	$—

		December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,515	$—	$20,515	$—
U.S. Treasury	4,995	4,995	—
Mortgage-Backed Securities:
FNMA Certificates	759	—	759	—
GNMA Certificates	875	—	875	—
	$27,144	$4,995	$22,149	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,263	$—	$—	$19,263

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,225	$—	$—	$17,225

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets:
Cash and cash equivalents	$53,010	$53,010	$—	$—	$53,010
Available-for-sale securities	22,154	—	22,154	—	22,154
Loans receivable, net	934,236	—	—	949,090	949,090
Accrued interest receivable	3,773	—	3,773	—	3,773
FHLBNY stock	4,609	4,609	—	—	4,609
Financial liabilities:
Deposits:
Demand deposits	115,262	115,262	—	—	115,262
Interest-bearing deposits	308,082	308,082	—	—	308,082
Certificates of deposit	379,064	—	381,659	—	381,659

Advance payments by borrowers for taxes and insurance	6,059	—	6,059	—	6,059
Advances from FHLBNY	79,404	79,404	—	—	79,404
Accrued interest payable	88	—	88	—	88

December 31, 2018
Financial assets:
Cash and cash equivalents	$69,778	$69,778	$—	$—	$69,778
Available-for-sale securities	27,144	4,995	22,149	—	27,144
Loans receivable, net	918,509	—	—	926,867	926,867
Accrued interest receivable	3,795	—	3,795	—	3,795
FHLBNY stock	2,915	2,915	—	—	2,915
Financial liabilities:
Deposits:
Demand deposits	115,923	115,923	—	—	115,923
Interest-bearing deposits	269,749	269,749	—	—	269,749
Certificates of deposit	424,086	—	425,564	—	425,564
Advance payments by borrowers for taxes and insurance	6,037	—	6,037	—	6,037
Advances from FHLBNY	69,404	69,404	—	—	69,404
Accrued interest payable	63	—	63	—	63

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2019 and December 31, 2018.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2019 and December 31, 2018, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019. The applicable capital buffer was 11.5% at June 30, 2019 and 11.4% at December 31, 2018.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2019 and December 31, 2018 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$182,606	23.46%	$62,266	8.00%	$77,832	10.00%
Tier 1 Capital to Risk-Weighted Assets	173,144	22.25%	46,699	6.00%	62,266	8.00%
Common Equity Tier 1 Capital Ratio	173,144	22.25%	35,024	4.50%	50,591	6.50%
Tier 1 Capital to Total Assets	173,144	16.66%	41,565	4.00%	51,956	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$151,818	19.54%	$62,143	8.00%	$77,679	10.00%
Tier 1 Capital to Risk-Weighted Assets	142,069	18.29%	46,607	6.00%	62,143	8.00%
Common Equity Tier 1 Capital Ratio	142,069	18.29%	34,955	4.50%	50,491	6.50%
Tier 1 Capital to Total Assets	142,069	13.64%	41,650	4.00%	52,063	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$186,940	24.36%	$61,385	8.00%	$76,731	10.00%
Tier 1 Capital to Risk-Weighted Assets	177,307	23.11%	46,038	6.00%	61,385	8.00%
Common Equity Tier 1 Capital Ratio	177,307	23.11%	34,529	4.50%	49,875	6.50%
Tier 1 Capital to Total Assets	177,307	18.13%	39,114	4.00%	48,892	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$148,486	19.39%	$61,261	8.00%	$76,577	10.00%
Tier 1 Capital to Risk-Weighted Assets	138,872	18.14%	45,946	6.00%	61,261	8.00%
Common Equity Tier 1 Capital Ratio	138,872	18.14%	34,459	4.50%	49,775	6.50%
Tier 1 Capital to Total Assets	138,872	13.66%	40,652	4.00%	50,815	5.00%

Note 14.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2019
	December 31, 2018	Change	June 30, 2019
Unrealized gains (losses) on available-for-sale securities, net	$(291)	$260	$(31)
Unrealized losses on pension benefits, net	(7,844)	(66)	(7,910)
Total	$(8,135)	$194	$(7,941)

	December 31, 2018
	December 31, 2017	Change	December 31, 2018
Unrealized losses on available-for-sale securities, net	$(221)	$(70)	$(291)
Unrealized losses on pension benefits, net	(7,630)	(214)	(7,844)
Total	$(7,851)	$(284)	$(8,135)

Note 15.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$1,255	$1,329	$1,278	$1,351
Originations	20	100	20	111
Payments	(19)	(33)	(42)	(66)
Ending balance	$1,256	$1,396	$1,256	$1,396

The Company held deposits in the amount of $9,030 and $6,943 from officers and directors at June 30, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "intend," "anticipate," "assume," "plan," "seek," "expect," "will," "may," "should," "indicate," "would," "believe," "contemplate," "continue," "target" and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of the Company’s goals, intentions and expectations;
•	statements regarding its business plans, prospects, growth and operating strategies;
•	statements regarding the quality of its loan and investment portfolios; and
•	estimates of the risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Management is under no duty to and does not assume any obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in the market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	the ability to access cost-effective funding;
•	fluctuations in real estate values and real estate market conditions;
•	demand for loans and deposits in the market area;
•	the Company’s ability to implement and change its business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce the Company’s margins and yields, its mortgage banking revenues, the fair value of financial instruments or the level of loan originations, or increase the level of defaults, losses and prepayments on loans the Company have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	the impact of the Dodd-Frank Act and the implementing regulations;
•	changes in the quality or composition of the Company’s loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third party providers to perform as expected;
•	the Company’s ability to manage market risk, credit risk and operational risk in the current economic environment;
•	the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•

the Company’s ability to successfully integrate into its operations any assets, liabilities, customers, systems and management personnel the Company may acquire and management’s ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	the Company’s ability to retain key employees;
•	the Company’s compensation expense associated with equity allocated or awarded to its employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that the Company may own.

Additional factors that may affect the Company’s results are discussed in Form 10-K under the heading “Risk Factors” filed with the SEC on March 29, 2019. As of June 30, 2019, the risk factors of the Company have not changed materially from those disclosed in Form 10-K.

Because of these and a wide variety of other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management and that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policy relates to the allowance for loan losses.

The allowance for loan losses is established as probable incurred losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The discussion and analysis of the financial condition and results of operations are based on the company’s consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The estimates and assumptions used are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the accompanying Financial Statements for a discussion of summary of significant accounting policies.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets remained essentially unchanged at $1.1 billion at June 30, 2019 and December 31, 2018.

Cash and Cash Equivalents. Cash and cash equivalents decreased $16.8 million, or 24.0%, to $53.0 million at June 30, 2019, when compared to $69.8 million at December 31, 2018.  The decrease in cash and cash equivalents was primarily driven by a payment of $25.0 million of short-term advances from a correspondent bank, a decrease of $45.0 million in certificates of deposits, and an increase of $15.4 million in gross loans, offset by increases of $42.1 million in money market accounts and $35.0 million in advances from FHLBNY.

The increase in money market accounts was the result of reciprocal deposits in the amount of $52.7 million that are included in money market accounts. The reciprocating deposits consist of deposits received from a bank network in connection with deposits of customers in excess of the FDIC coverage limit that is placed through a third party referred to as the Promontory Network.

Available-for-sale Securities. The composition of available-for-sale securities at June 30, 2019 and December 31, 2018 and the amounts maturing of each classification are summarized as follows:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—	$4,997	$4,995
After three months through one year	10,555	10,511	4,554	4,497
After one year through five years	10,371	10,307	16,370	16,018
	20,926	20,818	25,921	25,510
Mortgage-Backed Securities	1,323	1,336	1,648	1,634
Total	$22,249	$22,154	$27,569	$27,144

The decrease in available-for-sale securities was due to a $5.0 million maturity during the period.

Loans. The composition of gross loans receivable at June 30, 2019 and at December 31, 2018 and the percentage (%) of each classification to total loans are summarized as follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$302,428	32.0%	$303,197	32.6%
Owner-Occupied	92,904	9.8%	92,788	10.0%
Multifamily residential	238,974	25.3%	232,509	25.0%
Nonresidential properties	197,367	20.9%	196,917	21.2%
Construction and land	100,995	10.7%	87,572	9.4%
Nonmortgage loans:
Business loans	11,373	1.2%	15,710	1.7%
Consumer loans	1,151	0.1%	1,068	0.1%
Total	$945,192	100.0%	$929,761	100.0%

The composition of the loan portfolio remained essentially the same at June 30, 2019 when compared to December 31, 2018.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2019, approximately 8.9% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans was secured by owner-occupied commercial real estate, compared to 10.1% at December 31, 2018. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans but to make up to 330% for commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2019 and December 31, 2018, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 66.1% and 58.6%, respectively. Commercial real estate mortgage loans as a percentage of total risk-based capital was 322.3% and 313.1% as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the Bank was within the 100% guideline for construction and land loans established by banking regulations, but exceeded the 300% guideline for commercial real estate mortgage loans. However, the Bank was within its 330% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Deposits.  The composition of deposits at June 30, 2019 and December 31, 2018 and changes in dollars and percentages are summarized as follows:

	June 30,	December 31,	Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Demand	$115,262	$115,923	$(661)	(0.6%)
Interest-bearing deposits:
NOW/IOLA accounts	23,018	30,783	(7,765)	(25.2%)
Money market accounts	158,318	116,175	42,143	36.3%
Savings accounts	126,746	122,791	3,955	3.2%
Total savings, NOW and money market	308,082	269,749	38,333	14.2%
Certificates of deposit of $250K or more	82,767	90,195	(7,428)	(8.2%)
Certificates of deposit less than $250K	296,297	333,891	(37,594)	(11.3%)
Total certificates of deposit	379,064	424,086	(45,022)	(10.6%)
Total interest-bearing deposits	687,146	693,835	(6,689)	(1.0%)
Total deposits	$802,408	$809,758	$(7,350)	(0.9%)

Brokered certificates of deposit in the amount of $58.6 million, or 15.5% of total certificates of deposit, are included in certificates of deposit less than $250,000.

Listing service deposits in the amount of $28.7 million, or 7.6% of total certificates of deposit, are included in certificates of deposit less than $250,000.

Reciprocal deposits in the amount of $52.7 million represent 33.3% of total money market accounts. The reciprocating deposits consist of deposits received from a bank network in connection with deposits of customers in other banks in excess of the FDIC coverage limit that the Bank placed through a third party referred to as the Promontory Network.

When wholesale funding is necessary to complement the Bank's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Bank’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2019 and as of December 31, 2018. The management Asset/Liability Committee meets on a weekly basis to review needs, if any, and to ascertain whether the Bank is operating within the approved limitations.

Borrowings. The Bank had outstanding borrowings at June 30, 2019 and December 31, 2018 of $79.4 million and $69.4 million, respectively. These borrowings are in the form of advances from the FHLBNY and borrowings from other correspondent banking relationships. The net increase in borrowings was due to new FHLBNY advances of $35.0 million for a term of three years, at a rate of 2.15%, offset by the payment of $25.0 million in short-term advances from a correspondent bank.

Stockholders’ Equity. Total stockholders’ equity decreased $4.0 million, or 2.3%, to $165.2 million at June 30, 2019 from $169.2 million at December 31, 2018. The decrease was primarily due to the repurchase of 476,978 shares of the Company’s common stock in the amount of $6.8 million. The repurchase program was approved by the Board of Directors on March 25, 2019. Under the repurchase program, the Company may repurchase up to 923,151 shares of its common stock, or approximately 5% of the then current outstanding common shares, which will be used to fund the grants of restricted stock units and stock options made under the Company’s 2018 Long-Term Incentive Plan. These shares are currently reflected as treasury stock, at cost, as a contra-equity account in the equity section of the balance sheet.

The decrease in stockholders’ equity was primarily offset by an increase of $1.6 million in net income from operations combined with an increase of $776,000 in additional paid-in-capital.

Results of Operations

The discussion of the Company’s results of operations for the three and six months ended June 30, 2019 and 2018 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands, except per share data)

Interest and dividend income	$12,414	$11,383	$1,031	9.1%
Interest expense	3,070	2,250	820	36.4%
Net interest income	9,344	9,133	211	2.3%
Provision for loan losses	—	337	(337)	(100.0%)
Net interest income after provision for loan losses	9,344	8,796	548	6.2%
Noninterest income	686	524	162	30.9%
Noninterest expense	8,707	8,455	252	3.0%
Income before income taxes	1,323	865	458	52.9%
Provision for income taxes	373	166	207	124.7%
Net income	$950	$699	$251	35.9%
Earnings per share for the period
Basic	$0.05	$0.04	$0.01	25.0%
Diluted	$0.05	$0.04	$0.01	25.0%

General. Consolidated net income increased $251,000, or 35.9%, to $950,000 for the three months ended June 30, 2019, compared to $699,000 for the three months ended June 30, 2018. Diluted earnings per share for the three months ended June 30, 2019 and June 30, 2018 was $0.05 and $0.04, respectively. The increase was primarily attributed to increases of $548,000 in net interest income after provision for loan losses and $162,000 in non-interest income offset by an increase in non-interest expense of $252,000.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 9.1%, to $12.4 million for the three months ended June 30, 2019 from $11.4 million for the same period last year. The increase was due primarily to a $1.0 million, or 9.1%, increase in interest on loans, which is the Bank’s primary source of interest income. Average balance of loans increased $85.2 million, or 10.1%, to $928.8 million for the three months ended June 30, 2019 from $843.6 million for the three months ended June 30, 2018. The increase in average loan balances was primarily driven by increases in the construction and land, multifamily residential and nonresidential mortgage loan portfolios. The average yield on loans decreased 5 basis points to 5.21% for the three months ended June 30, 2019 from 5.26% for the same period last year, mainly due to increased competition for loans in the Bank’s market place.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,117	$5,001	$116	2.3%
Multifamily residential	2,975	2,686	289	10.8%
Nonresidential properties	2,373	2,024	349	17.2%
Construction and land	1,370	1,107	263	23.8%
Business loans	202	218	(16)	(7.3%)
Consumer loans	23	17	6	35.3%
Total interest income on loans receivable	$12,060	$11,053	$1,007	9.1%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock increased $24,000, or 7.3%, to $354,000 for the three months ended June 30, 2019 from $330,000 for the same period last year. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock decreased $10.6 million, or 13.0%, to $70.6 million for the three months ended June 30, 2019 from $81.2 million for the three months ended June 30, 2018. The average rate earned on available-for-sale securities, FHLBNY stock and FHLBNY demand account increased 38 basis points to 2.01% for the three months ended June 30, 2019 from 1.63% for the same period last year.

The following table presents interest and dividend income on deposits due from banks, available-for-sales securities, FHLBNY stock and FHLBNY demand account for the periods indicated:

	For the Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$232	$201	31	15.4%
Interest and dividend on available-for-sale securities and FHLBNY stock	122	129	(7)	(5.4%)
Total interest and dividend	$354	$330	$24	7.3%

Interest Expense. Interest expense increased $820,000, or 36.4%, to $3.1 million for the three months ended June 30, 2019 from $2.3 million for the same period last year. Interest expense on money market accounts included in other deposits in the table below increased $626,000 to $755,000 for the three months ended June 30, 2019 from $129,000 for the same period in 2018. The average balance of money market accounts increased $84.6 million to $140.2 million for the three months ended June 30, 2019 from $55.6 million for the same period last year, while the average rate paid on money market accounts increased 123 basis points to 2.16% for the three months ended June 30, 2019 from 0.93% for the three months ended June 30, 2018.

Interest expense on certificates of deposit and borrowings increased $198,000, or 9.7%, to $2.2 million for the three months ended June 30, 2019 from $2.1 million for the three months ended June 30, 2018. The average balance on certificates of deposit and borrowings decreased $23.7 million, or 5.0%, to $453.8 million for the three months ended June 30, 2019 from $477.5 million for the same period last year, and the average rate the Bank paid on certificates of deposits and borrowings increased 27 basis points to 1.99% for the three months ended June 30, 2019 from 1.72% for the same period in 2018.

Increased funding costs were primarily driven by management’s efforts to retain high balance customers in higher yielding liquid deposits and higher market interest rates being offered by competitors, combined with a resulting shift towards alternative funding during the three months ended June 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Interest on certificates of deposit	$1,904	$1,847	$57	3.1%
Interest on other deposits	821	199	622	312.6%
Interest on borrowings	345	204	141	69.1%
Total interest expense	$3,070	$2,250	$820	36.4%

Net Interest Income. Net interest income increased $211,000, or 2.3%, to $9.3 million for the three months ended June 30, 2019 from $9.1 million for the three months ended June 30, 2018, primarily as a result of organic loan growth offset by higher average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $20.2 million, or 8.8%, to $249.1 million for the three months ended June 30, 2019 from $228.9 million for the same period in 2018, due primarily to organic loan growth. The net interest rate spread decreased by 30 basis points to 3.34% for the three months ended June 30, 2019 from 3.64% for the three months ended June 30, 2018, and the net interest margin was 3.75% and 3.96% for the three months ended June 30, 2019 and 2018, respectively. The compression on the net interest margin was primarily caused by organic loan growth being offset by higher market interest rates due to increased competition for deposits and increased funding costs attributed to increased alternative funding.

Management continues to deploy various asset and liability management strategies to manage the Bank’s risk of interest rate fluctuations. Although the rise in interest rates over the last two years has slightly lifted the yields on earning assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in today’s markets and this competition has adversely impacted, and may continue to adversely impact the Bank’s margins. It is anticipated that this challenging competitive environment will continue during the remainder of 2019. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on July 31, 2019. In the event that short-term interest rates were to be cut again in 2019 or beyond, the Bank’s net interest margin would likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely lag the pace with which these cuts would impact the Bank’s yields on its earning assets. Although it is anticipated that the Bank’s net interest margin may decrease slightly for the remainder of 2019, net interest income should continue to increase in 2019 compared to 2018 primarily due to increased average earning asset volumes, primarily loans. Management will continue to try to fund these increased loan volumes by growing its core deposits, but will utilize funding alternatives. To the extent that the dependency on funding alternatives increases in 2019, the Bank’s net interest margin may be negatively impacted.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended June 30, 2019 of $0 as compared to $337,000 for the three months ended June 30, 2018. The allowance for loan losses was $12.5 million at June 30, 2019 as compared to $12.7 million at December 31, 2018. The allowance for loan losses to total loans was 1.32% at June 30, 2019 compared to 1.36% at December 31, 2018, and the allowance for loan losses to non-performing loans decreased to 123.50% at June 30, 2019 from 186.77% at December 31, 2018.

To the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Total non-interest income increased $162,000, or 30.9% to $686,000 for the three months ended June 30, 2019 from $524,000 from the same period in the prior year. The increase in non-interest income for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to increases of $210,000 in late and prepayment charges related to mortgage loans and $14,000 in service charges and fees, offset by decreases of $44,000 in other non-interest income and $18,000 in brokerage commissions.

	For the Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$228	$214	$14	6.5%
Brokerage commissions	24	42	(18)	(42.9%)
Late and prepayment charges	262	52	210	403.8%
Other	172	216	(44)	(20.4%)
Total noninterest income	$686	$524	$162	30.9%

Non-interest Expense. Total non-interest expense increased $252,000, or 3.0%, to $8.7 million for the three months ended June 30, 2019, compared to $8.5 million for the same period in 2018. For the three months ended June 30, 2019 compared to the same period in 2018, data processing expenses increased $131,000 as a result of system enhancements and implementation charges related to software upgrades and additional product offerings; professional fees, increased $204,000 as a result of legal and audit expenses associated with the annual stockholders meeting and public reporting; and other operating expenses increased $72,000. These increases were partially offset by a decrease of $87,000 in compensation and benefits expense and a decrease of $81,000 for office supplies, telephone and postage for the three months ended June 30, 2019 compared to the same period in 2018.

	For the Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,476	$4,563	$(87)	(1.9%)
Occupancy and equipment	1,732	1,717	15	0.9%
Data processing expenses	431	300	131	43.7%
Direct loan expenses	182	152	30	19.7%
Insurance and surety bond premiums	83	99	(16)	(16.2%)
Office supplies, telephone and postage	271	352	(81)	(23.0%)
FDIC deposit insurance premiums	66	66	—	0.0%
Professional fees	733	529	204	38.6%
Marketing and promotional expenses	47	55	(8)	(14.5%)
Directors fees	73	70	3	4.3%
Regulatory dues	47	58	(11)	(19.0%)
Other operating expenses	566	494	72	14.6%
Total noninterest expense	$8,707	$8,455	$252	3.0%

Income Tax Provision. The Company incurred income tax expenses of $373,000 and $166,000 for the three months June 30, 2019 and 2018, respectively, resulting in effective tax rates of 28.2% and 19.2%, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table presents the results of operations for the periods indicated:

	For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands, except per share data)

Interest and dividend income	$24,796	$22,093	$2,703	12.2%
Interest expense	5,990	4,283	1,707	39.9%
Net interest income	18,806	17,810	996	5.6%
Provision for loan losses	149	431	(282)	(65.4%)
Net interest income after provision for loan losses	18,657	17,379	1,278	7.4%
Noninterest income	1,439	1,409	30	2.1%
Noninterest expense	17,798	16,714	1,084	6.5%
Income before income taxes	2,298	2,074	224	10.8%
Provision for income taxes	680	434	246	56.7%
Net income	$1,618	$1,640	$(22)	(1.3%)
Earnings per share for the period
Basic	$0.09	$0.09	$0.00	0.0%
Diluted	$0.09	$0.09	$0.00	0.0%

General. Consolidated net income for each of the six months ended June 30, 2019 and 2018 was $1.6 million, resulting in diluted earnings per share of $0.09 for both periods. Although interest and dividend income increased by $2.7 million, it was offset by an increase in interest expense of $1.7 million and an increase in noninterest expenses of $1.1 million.

Interest and Dividend Income. Interest and dividend income increased $2.7 million, or 12.2%, to $24.8 million for the six months ended June 30, 2019 from $22.1 million for the same period last year. The increase was primarily due to an increase of $2.7 million, or 12.7%, in interest on loans receivable, which is the Bank’s primary source of interest income. Average loan balance increased $102.2 million, or 12.3%, to $932.3 million for the six months ended June 30, 2019 from $830.1 million for the six months ended June 30, 2018. The increase in average loan balance was primarily driven by increases in the multifamily residential, construction and land and nonresidential mortgage loan portfolios. The average yield on loans increased 1 basis point to 5.22% for the six months ended June 30, 2019 from 5.21% for the same period last year.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)

1-4 Family residential	$10,139	$9,805	$334	3.4%
Multifamily residential	5,910	5,075	835	16.5%
Nonresidential properties	4,744	3,834	910	23.7%
Construction and land	2,821	2,275	546	24.0%
Business loans	498	417	81	19.4%
Consumer loans	43	33	10	30.3%
Total interest income on loans receivable	$24,155	$21,439	$2,716	12.7%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock decreased $13,000, or 2.0%, to $641,000 for the six months ended June 30, 2019 from $654,000 for the same period last year. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock decreased $14.2 million, or 18.2%, to $64.1 million for the six months ended June 30, 2019 from $78.3 million for the six months ended June 30, 2018. The average rate earned on available-for-sale securities and FHLBNY stock increased 34 basis points to 2.02% for the six months ended June 30, 2019 from 1.68% for the same period last year.

The following table presents interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock for the periods indicated:

	For the Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)

Interest on deposits due from banks	$381	$370	$11	3.0%
Interest and dividend on available-for-sale securities and FHLBNY stock	260	284	(24)	(8.5%)
Total interest and dividend	$641	$654	$(13)	(2.0%)

Interest Expense. Interest expense increased $1.7 million, or 39.9%, to $6.0 million for the six months ended June 30, 2019 from $4.3 million for the same period last year. Interest expense on money market accounts included in other deposits below increased $1.1 million to $1.3 million for the six months ended June 30, 2019 from $248,000 for the same period in 2018. The average balance of money market accounts increased $61.2 million to $113.9 million for the six months ended June 30, 2019 from $52.7 million for the same period last year, while the average rate paid on money market accounts increased 138 basis points to 2.33% for the six months ended June 30, 2019 from 0.95% for the six months ended June 30, 2018.

Interest expense on certificates of deposit and borrowings increased $638,000, or 16.4%, to $4.5 million for the six months ended June 30, 2019 from $3.9 million for the six months ended June 30, 2018. The average balance of certificates of deposit and borrowings increased $11.6 million, or 2.5%, to $474.7 million for the six months ended June 30, 2019 from $463.0 million for the same period last year, and the average rate the Bank paid on certificates of deposit and borrowings increased 23 basis points to 1.93% for the six months ended June 30, 2019  from 1.70% for the same period in 2018.

Increased funding costs were primarily driven by management’s efforts to retain high balance customers in higher yielding liquid deposits and higher market interest rates being offered by the Bank’s competitors, resulting in a shift towards noncore funding during the six months ended June 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Interest on certificates of deposit	$3,860	$3,597	$263	7.3%
Interest on other deposits	1,452	383	1,069	279.1%
Interest on borrowings	678	303	375	123.8%
Total interest expense	$5,990	$4,283	$1,707	39.9%

Net Interest Income. Net interest income increased $1.0 million, or 5.6%, to $18.8 million for the six months ended June 30, 2019 from $17.8 million for the six months ended June 30, 2018, primarily as a result of organic loan growth offset by a higher average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $18.4 million, or 7.9%, to $250.4 million for the six months ended June 30, 2019 from $232.0 million for the same period in 2018, due primarily to organic loan growth, as previously described. Net interest rate spread decreased by 22 basis points to 3.40% for the six months ended June 30, 2019 from 3.62% for the six months ended June 30, 2018, and the net interest margin decreased to 3.81% from 3.95% for the six months ended June 30, 2019 and 2018, respectively.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the six months ended June 30, 2019 of $149,000 as compared to $431,000 for the six months ended June 30, 2018. The allowance for loan losses was $12.5 million at June 30, 2019 as compared to $12.7 million at December 31, 2018. The allowance for loan losses to total loans was 1.32% at June 30, 2019 compared to 1.36% at December 31, 2018, and the allowance for loan losses to non-performing loans decreased to 123.5% at June 30, 2019 from 186.77% at December 31, 2018.

To the best of its knowledge, the Bank has recorded all loan losses that are both probable and reasonable to estimate at June 30, 2019. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in its provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust its allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is the Bank’s responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Total non-interest income increased $30,000, or 2.1% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Total non-interest income was $1.4 million for the six months ended June 30, 2019 and 2018. The increase in non-interest income for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to increases of $138,000 in late and prepayment charges related to mortgage loans and $21,000 in service charges and fees. The increase was offset by decreases of $124,000 in other noninterest income and $5,000 in brokerage commissions.

	For the Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$458	$437	$21	4.8%
Brokerage commissions	133	138	(5)	(3.6%)
Late and prepayment charges	401	263	138	52.5%
Other	447	571	(124)	(21.7%)
Total noninterest income	$1,439	$1,409	$30	2.1%

Non-interest Expense. Total non-interest expense increased $1.1 million, or 6.5%, to $17.8 million for the six months ended June 30, 2019, compared to $16.7 million for the same period in 2018. For the six months ended June 30, 2019 compared to the same period in 2018, compensation and benefits expense increased by $572,000 mainly due to $608,000 of restricted stock units and $48,000 of stock options, granted to senior management and directors. Occupancy and equipment increased $435,000, due to the rebranding and branch network renovation initiatives. Other increases are $76,000 for data processing and $92,000 for professional fees, which primarily include legal and audit expenses. These increases were partially offset by decreases of $64,000 for office supplies, telephone and postage and $34,000 for marketing and promotional expenses for the six months ended June 30, 2019 compared to the same period in 2018.

	For the Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,490	$8,918	$572	6.4%
Occupancy and equipment	3,643	3,208	435	13.6%
Data processing	784	708	76	10.7%
Direct loan expense	338	307	31	10.1%
Insurance and surety bond premiums	166	188	(22)	(11.7%)
Office supplies, telephone and postage	588	652	(64)	(9.8%)
Federal deposit insurance premiums	134	134	—	0.0%
Professional fees	1,243	1,151	92	8.0%
Marketing and promotional expenses	73	107	(34)	(31.8%)
Directors fees	156	139	17	12.2%
Regulatory dues	103	115	(12)	(10.4%)
Other operating expenses	1,080	1,087	(7)	(0.6%)
Total noninterest expense	$17,798	$16,714	$1,084	6.5%

Income Tax Provision. The Company incurred income tax expenses of $680,000 and $434,000 for the six months ended June 30, 2019 and 2018, respectively, resulting in effective tax rates of 29.6% and 20.9%, respectively. At June 30, 2019, net deferred tax assets amounted to $3.9 million compared to $3.8 million at December 31, 2018.

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

	For the Three Months Ended June 30,
	2019			2018
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$928,806	$12,060	5.21%	$843,641	$11,053	5.26%
Available-for-sale securities	22,127	76	1.38%	28,267	104	1.48%
Other (2)	48,512	278	2.30%	52,967	226	1.71%
Total interest-earning assets	999,445	12,414	4.98%	924,875	11,383	4.94%
Non-interest-earning assets	35,130			33,424
Total assets	$1,034,575			$958,299
Interest-bearing liabilities:
NOW/IOLA	$25,306	$26	0.41%	$28,698	$28	0.39%
Money market	140,239	755	2.16%	55,641	129	0.93%
Savings	121,423	39	0.13%	126,133	41	0.13%
Certificates of deposit	400,317	1,904	1.91%	448,883	1,847	1.65%
Total deposits	687,285	2,724	1.59%	659,355	2,045	1.24%
Advance payments by borrowers	9,566	1	0.04%	8,045	1	0.05%
Borrowings	53,474	345	2.59%	28,595	204	2.86%
Total interest-bearing liabilities	750,325	3,070	1.64%	695,995	2,250	1.30%
Non-interest-bearing liabilities:
Non-interest-bearing demand	112,069	—		89,935	—
Other non-interest-bearing liabilities	3,819	—		5,104	—
Total non-interest-bearing liabilities	115,888	—		95,039	—
Total liabilities	866,213	3,070		791,034	2,250
Total equity	168,362			167,265
Total liabilities and total equity	$1,034,575		1.64%	$958,299		1.30%
Net interest income		$9,344			$9,133
Net interest rate spread (3)			3.34%			3.64%
Net interest-earning assets (4)	$249,120			$228,880
Net interest margin (5)			3.75%			3.96%
Average interest-earning assets to interest-bearing liabilities			133.20%			132.89%

(1)	Annualized where appropriate.
(2)	Includes FHLBNY demand account and FHLBNY stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2019			2018
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$932,323	$24,155	5.22%	$830,114	$21,439	5.21%
Available-for-sale securities	22,954	163	1.43%	28,478	209	1.48%
Other (2)	41,155	478	2.34%	49,852	445	1.80%
Total interest-earning assets	996,432	24,796	5.02%	908,444	22,093	4.90%
Non-interest-earning assets	34,785			34,414
Total assets	$1,031,217			$942,858
Interest-bearing liabilities:
NOW/IOLA	$26,848	$53	0.40%	$28,174	$53	0.38%
Money market	113,893	1,318	2.33%	52,663	248	0.95%
Savings	121,988	79	0.13%	125,308	80	0.13%
Certificates of deposit	422,638	3,860	1.84%	439,614	3,597	1.65%
Total deposits	685,367	5,310	1.56%	645,759	3,978	1.24%
Advance payments by borrowers	8,643	2	0.05%	7,313	2	0.06%
Borrowings	52,030	678	2.63%	23,409	303	2.61%
Total interest-bearing liabilities	746,040	5,990	1.62%	676,481	4,283	1.28%
Non-interest-bearing liabilities:
Non-interest-bearing demand	111,360	—		94,625	—
Other non-interest-bearing liabilities	4,434	—		5,096	—
Total non-interest-bearing liabilities	115,794	—		99,721	—
Total liabilities	861,834	5,990		776,202	4,283
Total equity	169,383			166,656
Total liabilities and total equity	$1,031,217		1.62%	$942,858		1.28%
Net interest income		$18,806			$17,810
Net interest rate spread(3)			3.40%			3.62%
Net interest-earning assets (4)	$250,392			$231,963
Net interest margin (5)			3.81%			3.95%
Average interest-earning assets to interest-bearing liabilities			133.56%			134.29%

(1)	Annualized where appropriate.
(2)	Includes FHLBNY demand account and FHLBNY stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the Bank’s net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$1,490	$(483)	$1,007	$2,580	$136	$2,716
Available-for-sale securities	4	(35)	(31)	(27)	(27)	(54)
Other	(393)	498	105	(249)	340	91
Total interest-earning assets	1,101	(20)	1,081	2,304	449	2,753
Interest-bearing liabilities:
NOW/IOLA	(8)	6	(2)	(5)	5	—
Money market	(1,173)	1,824	651	(531)	1,626	1,095
Savings	(1)	(1)	(2)	(2)	1	(1)
Certificates of deposit	(1,047)	1,128	81	(572)	859	287
Total deposits	(2,229)	2,957	728	(1,110)	2,491	1,381
Advance payments by borrowers	1	(1)	—	1	(1)	—
Borrowings	287	(146)	141	361	16	377
Total interest-bearing liabilities	(1,941)	2,810	869	(748)	2,506	1,758
Change in net interest income	$3,042	$(2,830)	$212	$3,052	$(2,057)	$995

Management of Market Risk

General. The most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Company’s operations is to manage interest rate risk and limit the exposure of its financial condition and results of operations to changes in market interest rates. The Bank’s Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in the Bank’s assets and liabilities, for determining the level of risk that is appropriate, given the business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with policies and guidelines approved by the Board of Directors. The Bank currently utilizes a third-party modeling solution that is prepared on a quarterly basis, to evaluate its sensitivity to changing interest rates, given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

The Bank does not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of June 30, 2019, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$35,565	(5.70%)
+300	36,559	(3.06%)
+200	37,268	(1.18%)
+100	37,669	(0.12%)
Level	37,714	0.00%
-100	37,441	(0.72%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Although an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, management believes that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could alter any potential adverse impact of changes in interest rates.

The behavior of the deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in the projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the benefit in those scenarios.

At June 30, 2019, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2019 the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$144,417	$(30,249)	(17.32%)	14.45%	(169)
+300	153,269	(21,397)	(12.25%)	15.03%	(111)
+200	161,542	(13,124)	(7.51%)	15.52%	(62)
+100	169,123	(5,543)	(3.17%)	15.93%	(21)
------	174,666	—	0.00%	16.14%	—
-100	178,243	3,577	2.05%	16.17%	3

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Although an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, management believes that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could alter the adverse impact of changes in interest rates.

At June 30, 2019, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Most Likely Earnings Simulation Models.  Management also analyzes a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress the balance sheet under various interest rate scenarios. Each scenario is evaluated by management and weighted to determine the most likely result. These processes assist management to better anticipate financial results and, as a result, management may determine the need to review other operating strategies and tactics which might enhance results or better position the balance sheet to reduce interest rate risk going forward.

Each of the above analyses may not, on its own, be an accurate indicator of how net interest income will be affected by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. The Asset/Liability Committee reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

Management's model governance, model implementation and model validation processes and controls are subject to review in the Bank’s regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party designed asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behaviors that are integrated into the model. The assumptions are formulated by combining observations gleaned from the Bank’s historical studies of financial instruments and the best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into Bank’s asset liability modeling software, it is difficult, at best, to compare its results to other banks.

The Asset/Liability Committee may determine that the Bank should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions as to anticipated interest rate fluctuations in future periods.  At present, the Asset/Liability Committee has determined that its "most likely" rate scenario considers no further increases in short-term interest rates in 2019. In fact, the Federal Reserve Board reduced the Federal Funds interest rate by 25 basis points on July 31, 2019. The "most likely" rate forecast is based primarily on information the Bank acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. Additional actions may be implemented that are designed to achieve the desired sensitivity position which could change from time to time.

GAP Analysis. In addition, management analyzes interest rate sensitivity by monitoring the Bank’s interest rate sensitivity "gap." The interest rate sensitivity gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth the Bank’s interest-earning assets and the Bank’s interest-bearing liabilities at June 30, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2019
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$47,007	$47,007	$47,007	$47,007	$47,007	$47,007	$47,007	$6,003	$53,010
Available-for-sale securities	202	4,931	11,217	22,100	22,251	22,251	22,251	(97)	22,154
Net loans (includes LHFS)	58,736	123,353	219,578	383,531	886,055	937,027	937,027	(2,791)	934,236
FHLBNY stock	4,609	4,609	4,609	4,609	4,609	4,609	4,609	—	4,609
Other assets	4	4	4	4	4	4	4	42,103	42,107
Total	$110,558	$179,904	$282,415	$457,251	$959,926	$1,010,898	$1,010,898	$45,218	$1,056,116
Liabilities:
Non-maturity deposits	$308,082	$308,082	$308,082	$308,082	$308,082	$308,082	$308,082	$115,262	$423,344
Certificates of deposit	49,437	89,996	180,976	296,409	379,064	379,064	379,064	—	379,064
Other liabilities	—	—	—	8,029	79,404	79,404	79,404	9,101	88,505
Total liabilities	357,519	398,078	489,058	612,520	766,550	766,550	766,550	124,363	890,913
Capital	—	—	—	—	—	—	—	165,203	165,203
Total liabilities and capital	$357,519	$398,078	$489,058	$612,520	$766,550	$766,550	$766,550	$289,566	$1,056,116
Asset/liability gap	$(246,961)	$(218,174)	$(206,643)	$(155,269)	$193,376	$244,348	$244,348
Gap/assets ratio	30.92%	45.19%	57.75%	74.65%	125.23%	131.88%	131.88%

The following table sets forth the Bank’s interest-earning assets and the Bank’s interest-bearing liabilities at December 31, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2018
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$24,553	$24,553	$24,553	$24,553	$24,553	$24,553	$24,553	$45,225	$69,778
Available-for-sale securities	5,121	5,997	10,675	26,397	26,698	27,568	27,568	(424)	27,144
Net loans (includes LHFS)	103,967	137,999	206,712	371,288	856,529	924,906	924,906	(6,397)	918,509
FHLBNY stock	—	—	—	—	2,915	2,915	2,915	—	2,915
Other assets	—	—	—	—	4	4	4	41,551	41,555
Total	$133,641	$168,549	$241,940	$422,238	$910,699	$979,946	$979,946	$79,955	$1,059,901
Liabilities:
Non-maturity deposits	$269,749	$269,749	$269,749	$269,749	$269,749	$269,749	$269,749	$115,923	$385,672
Certificates of deposit	65,267	107,838	189,720	283,655	424,086	424,086	424,086	—	424,086
Other liabilities	25,000	25,000	25,000	33,029	69,404	69,404	69,404	11,567	80,971
Total liabilities	360,016	402,587	484,469	586,433	763,239	763,239	763,239	127,490	890,729
Capital	—	—	—	—	—	—	—	169,172	169,172
Total liabilities and capital	$360,016	$402,587	$484,469	$586,433	$763,239	$763,239	$763,239	$296,662	$1,059,901
Asset/liability gap	$(226,375)	$(234,038)	$(242,529)	$(164,195)	$147,460	$216,707	$216,707
Gap/assets ratio	37.12%	41.87%	49.94%	72.00%	119.32%	128.39%	128.39%

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and economic value tables of equity presented assume that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and EVE tables provide an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and EVE and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At June 30, 2019 and December 31, 2018, the Bank had $79.4 million and $44.4 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through a standby letter of credit of $3.5 million, and $7.6 million, respectively. At June 30, 2019, there was eligible collateral of approximately $292.4 million in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was $0 and $25.0 million outstanding at June 30, 2019 and December 31, 2018, respectively. The Bank did not have any securities sold under repurchase agreements with brokers as of June 30, 2019 and December 31, 2018.

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period.

Net cash provided by operating activities was $1.9 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(14.5) million and $(54.8) million for the six months ended June 30, 2019 and 2018, respectively. Net cash (used in) provided by financing activities, consisting of activities in deposit accounts and advances, was $(4.1) million for the six months ended June 30, 2019 and $40.6 million for the six months ended June 30, 2018.

The Bank is committed to maintaining an adequate liquidity position. The liquidity position is monitored on a daily basis and it is anticipated that there will be sufficient funds to meet current funding commitments. Based on the deposit retention experience and current pricing strategy, it is anticipated that a significant portion of maturing time deposits will be retained.

At June 30, 2019 and December 31, 2018, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at June 30, 2019 and December 31, 2018. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent the Bank’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2019 and December 31, 2018, the Bank had outstanding commitments to originate loans and extend credit of $92.3 million and $104.5 million, respectively. It is anticipated that the Bank will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 totaled $181.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of the Bank’s operations, the Bank enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2019, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in the Company’s Form 10-K under the heading “Risk Factors” filed with the SEC on March 29, 2019. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	192,662	$14.20	206,528	716,623
May 1, 2019 -May 31, 2019	182,904	$14.38	389,432	533,719
June 1, 2019 - June 30, 2019	87,546	$14.15	476,978	446,173
Total	463,112	$14.26	476,978	446,173

(1)

PDL Community Bancorp repurchased 463,112 shares and 476,978 shares, respectively, of its common stock at an aggregate cost of $6.6 million and $6.8 million, respectively, in the three and six months ended June 30, 2019.

(2)	This number is not inclusive of the brokerage commission fee of $0.05 per share.

The Company adopted a share repurchase program effective March 25, 2019. Under the repurchase program, the Company may repurchase up to 923,151 shares of its common stock, or approximately 5% of the outstanding shares, which will be used to fund the grants of restricted stock units and stock options made under the Company’s 2018 Long-Term Incentive Plan. Repurchased shares will be held by the Company as Treasury shares until used to fund the restricted stock units and option grants. The repurchase program may be suspended or terminated at any time without prior notice, and will expire on September 24, 2019. During the quarter ended June 30, 2019, the Company repurchased 463,112 shares of the Company’s common stock. As of June 30, 2019, 446,173 shares could still be repurchased under the repurchase program.

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

Company Name

Date: August 9, 2019	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer