Form 10-Q
period 2019-09-30
PDL Community Bancorp
filed 2019-11-12
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 17,576,703 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2019 and December 31, 2018

(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks (Note 2):
Cash	$6,425	$45,225
Interest-bearing deposits in banks	40,965	24,553
Total cash and cash equivalents	47,390	69,778
Available-for-sale securities, at fair value (Note 3)	51,966	27,144
Loans receivable, net (Note 4)	948,548	918,509
Accrued interest receivable	3,893	3,795
Premises and equipment, net (Note 5)	32,805	31,135
Federal Home Loan Bank of New York stock (FHLBNY), at cost	8,659	2,915
Deferred tax assets (Note 8)	3,925	3,811
Other assets	2,802	2,814
Total assets	$1,099,988	$1,059,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$757,845	$809,758
Accrued interest payable	81	63
Advance payments by borrowers for taxes and insurance	7,780	6,037
Advances from the Federal Home Loan Bank of New York and others (Note 7)	169,404	69,404
Other liabilities	4,324	5,467
Total liabilities	939,434	890,729
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,576,703 shares outstanding as of September 30, 2019 and 18,463,028 shares issued and outstanding as of December 31, 2018	185	185
Treasury stock, at cost; 886,325 shares as of September 30, 2019 and no shares as of December 31, 2018 (Note 9)	(12,663)	—
Additional paid-in-capital	85,749	84,581
Retained earnings	101,140	98,813
Accumulated other comprehensive loss (Note 14)	(7,947)	(8,135)
Unearned compensation - ESOP; 591,062 shares as of September 30, 2019 and 627,251 shares as of December 31, 2018 (Note 9)	(5,910)	(6,272)
Total stockholders' equity	160,554	169,172
Total liabilities and stockholders' equity	$1,099,988	$1,059,901

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Unaudited)

Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest on loans receivable	$12,663	$11,483	$36,818	$32,922
Interest on deposits due from banks	117	141	498	510
Interest and dividend on available-for-sale securities and FHLBNY stock	173	113	433	399
Total interest and dividend income	12,953	11,737	37,749	33,831
Interest expense:
Interest on certificates of deposit	1,896	1,942	5,756	5,539
Interest on other deposits	759	272	2,211	655
Interest on borrowings	533	276	1,211	578
Total interest expense	3,188	2,490	9,178	6,772
Net interest income	9,765	9,247	28,571	27,059
Provision for loan losses (Note 4)	14	602	163	1,034
Net interest income after provision for loan losses	9,751	8,645	28,408	26,025
Noninterest income:
Service charges and fees	247	191	705	627
Brokerage commissions	36	286	169	424
Late and prepayment charges	150	65	551	327
Other	146	172	593	744
Total noninterest income	579	714	2,018	2,122
Noninterest expense:
Compensation and benefits	4,667	4,547	14,157	13,466
Occupancy and equipment	1,943	1,585	5,586	4,794
Data processing expenses	398	342	1,182	1,050
Direct loan expenses	183	265	521	572
Insurance and surety bond premiums	146	87	312	275
Office supplies, telephone and postage	281	308	869	960
Professional fees	956	978	2,199	2,130
Marketing and promotional expenses	46	40	119	147
Directors fees	69	69	225	207
Regulatory dues	70	63	173	177
Other operating expenses	575	485	1,789	1,705
Total noninterest expense	9,334	8,769	27,132	25,483
Income before income taxes	996	590	3,294	2,664
Provision for income taxes (Note 8)	287	188	967	623
Net income	$709	$402	$2,327	$2,041
Earnings per share for the period (Note 10)
Basic	$0.04	$0.02	$0.13	$0.11
Diluted	$0.04	$0.02	$0.13	$0.11

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$709	$402	$2,327	$2,041
Net change in unrealized gains (losses) on available-for-sale securities :
Unrealized gains (losses)	24	(5)	354	(179)
Income tax effect	(5)	1	(75)	(8)
Unrealized gains (losses) on securities, net of tax	19	(4)	279	(187)
Pension benefit liability adjustment:
Net (loss)	(32)	(31)	(115)	(96)
Income tax effect	7	11	24	33
Pension liability adjustment, net of tax	(25)	(20)	(91)	(63)
Total other comprehensive income (loss), net of tax	(6)	(24)	188	(250)
Total comprehensive income	$703	$378	$2,515	$1,791

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2017	18,463,028	$185	$—	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	—	2,041	—	—	2,041
Other comprehensive loss, net of tax	—	—	—	—	—	(250)	—	(250)
ESOP shares committed to be released (36,189 shares)	—	—	—	206	—	—	362	568
Balance, September 30, 2018	18,463,028	$185	$—	$84,557	$96,896	$(8,101)	$(6,393)	$167,144

Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net income	—	—	—	—	2,327	—	—	2,327
Other comprehensive income, net of tax	—	—	—	—	—	188	—	188
Treasury stock	(886,325)	—	(12,663)	—	—	—	—	(12,663)
ESOP shares committed to be released (36,189 shares)	—	—	—	168	—	—	362	530
Restricted stock awards	—	—	—	923	—	—	—	923
Stock options	—	—	—	77	—	—	—	77
Balance, September 30, 2019	17,576,703	$185	$(12,663)	$85,749	$101,140	$(7,947)	$(5,910)	$160,554

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$2,327	$2,041
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities, net	42	8
Loss on sale of loans, net	114	54
Gain on sale of available-for-sale securities	—	(12)
Provision for loan losses	163	1,034
Depreciation and amortization	1,626	1,307
Deferred income taxes	(166)	(184)
ESOP compensation	574	614
Share-based compensation expense	999	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(98)	(274)
Decrease (increase) in other assets	12	(353)
Increase in accrued interest payable	18	33
Increase in advance payments by borrowers	1,743	2,194
(Decrease) increase in other liabilities	(1,301)	279
Net cash provided by operating activities	6,053	6,741
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY Stock	6,795	—
Purchases of FHLBNY Stock	(12,539)	(1,106)
Purchases of available-for-sale securities	(30,000)	—
Proceeds from sale of available-for-sale securities	—	3,760
Proceeds from maturities, calls and principal repayments on available-for-sale securities	5,491	785
Proceeds from sales of loans	3,660	4,761
Net increase in loans	(33,976)	(101,030)
Purchases of premises and equipment	(3,296)	(3,428)
Net cash used in investing activities	(63,865)	(96,258)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(51,913)	50,807
Repurchase of treasury stock	(12,663)	—
Proceeds from advances from FHLBNY	517,398	158,398
Repayments of advances from FHLBNY	(417,398)	(157,023)
Net cash provided by financing activities	35,424	52,182
Net (decrease) in cash and cash equivalents	(22,388)	(37,335)
Cash and Cash Equivalents:
Beginning	69,778	59,724
Ending	$47,390	$22,389
Supplemental Disclosures:
Cash paid during the period:
Interest	$9,160	$6,737
Income taxes	$888	$516

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary Ponce Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries consist of PFS Service Corp., which owns some of the Bank’s real property, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Bank is a federally chartered stock savings association headquartered in the Bronx, New York. It was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” Upon the completion of its reorganization into a mutual holding company structure, the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank, a wholly-owned subsidiary of PDL Community Bancorp. The Bank is subjected to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business is conducted through the administrative office and 13 branch banking offices. The banking offices are located in the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches) and Brooklyn (3 branches), New York and Union City (1 branch), New Jersey.  The primary market area currently consists of the New York City metropolitan area.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, as well as, mortgage-backed securities and Federal Home Loan Bank of New York (the “FHLBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

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

Interim Financial Statements: The interim consolidated financial statements at September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period.

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

Federal Home Loan Bank of New York Stock: The Bank is a member of the FHLBNY. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBNY stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash basis or recorded against principal balances, until qualifying for return to accrual. Cash basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured.

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

Employee Benefit Plans: The Company maintains Ponce Bank’s 401(k) Plan, the noncontributory defined benefit pension plan, as well as the Supplemental Executive Retirement Plan (the “SERP”). The noncontributory defined benefit pension plan was effectively frozen on May 31, 2007. The funding policy is to contribute annually the amounts sufficient to meet the minimum funding standards established by the Employee Retirement Income Security Act (“ERISA”) and such additional amounts as determined by management based on actuary recommendations. The Company is in the process of terminating the noncontributory defined benefit pension plan.

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

Stock Options: The Company recognizes the value of share-based payment transactions as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments for stock options is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur during the period.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Restricted Stock Units: The Company recognizes compensation costs related to restricted stock units based on the market price of the stock units at the grant date over the vesting period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units. Compensation expense for the restricted stock units is based on the fair value of the restricted stock units and amortized on straight-line basis over the requisite service period.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income, which are both recognized as separate components of equity. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit pension plan.

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

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and did not affect previously reported amounts in the Consolidated Statements of Income. No adjustment has been made to the Consolidated Statements of Income for the three and nine months ended September 30, 2018.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of September 30, 2019, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

Accounting Pronouncements Adopted in 2018:

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

Accounting Pronouncements Not Yet Adopted:

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases seven leased branches and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company has performed preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of our seven branches and will be presented to management for review.

In October 2019, the FASB voted to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2020.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU reportedly significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Although early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for available-for-sale debt securities. The Company has selected the CECL model and has begun running scenarios. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.

In October 2019, the FASB voted to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022.

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

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses. Targeted Transition Relief” ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of financial condition and results of operation.

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $5,590 and $44,717 in cash to cover its minimum reserve requirement of $4,866 and $4,375 at September 30, 2019, and December 31, 2018, respectively.

Note 3.	Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$20,927	$—	$(75)	$20,852
U.S. Treasury	29,960	—	(4)	29,956
Mortgage-Backed Securities:
FNMA Certificates	567	—	(4)	563
GNMA Certificates	583	12	—	595
	$52,037	$12	$(83)	$51,966

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

There were no securities classified as held-to-maturity as of September 30, 2019 and December 31, 2018. There were no securities sold for the three and nine months ended September 30, 2019. There were $3,748 securities sold in the three and nine months ended September 30, 2018. The Company purchased $30,000 of U.S. Treasury securities during the three months ended September 30, 2019.

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2019 and at December 31, 2018:

	September 30, 2019
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Federal Agencies	$—	$—	$20,852	$(75)	$20,852	$(75)
U.S. Treasury	29,956	(4)	—	—	29,956	(4)
Mortgage-Backed
FNMA Certificates	—	—	563	(4)	563	(4)
	$29,956	$(4)	$21,415	$(79)	$51,371	$(83)

	December 31, 2018
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Federal Agencies	$—	$—	$20,515	$(409)	$20,515	$(409)
U.S. Treasury	4,995	(2)	—	—	4,995	(2)
Mortgage-Backed
FNMA Certificates	—	—	759	(19)	759	(19)
	$4,995	$(2)	$21,274	$(428)	$26,269	$(430)

The Company’s investment portfolio had 12 available-for-sale securities at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had 11 securities, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2019 and December 31, 2018 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at September 30, 2019 and December 31, 2018. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	September 30, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$34,515	$34,505
After three months through one year	12,875	12,819
After one year through five years	3,497	3,484
	50,887	50,808
Mortgage-Backed Securities	1,150	1,158
Total	$52,037	$51,966

	December 31, 2018
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$4,997	$4,995
After three months through one year	4,554	4,497
After one year through five years	16,370	16,018
	25,921	25,510
Mortgage-Backed Securities	1,648	1,634
Total	$27,569	$27,144

   There were no securities pledged at September 30, 2019 and December 31, 2018.

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
Mortgage loans:
1-4 Family residential
Investor-Owned	$309,065	$303,197
Owner-Occupied	90,843	92,788
Multifamily residential	244,644	232,509
Nonresidential properties	195,952	196,917
Construction and land	106,124	87,572
Nonmortgage loans:
Business loans	11,040	15,710
Consumer loans	1,252	1,068
	958,920	929,761
Net deferred loan origination costs	1,788	1,407
Allowance for loan losses	(12,160)	(12,659)
Loans receivable, net	$948,548	$918,509

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present credit risk ratings by loan segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$388,267	$243,599	$191,938	$77,836	$11,040	$1,252	$913,932
Special mention	2,779	—	—	19,746	—	—	22,525
Substandard	8,862	1,045	4,014	8,542	—	—	22,463
Total	$399,908	$244,644	$195,952	$106,124	$11,040	$1,252	$958,920

	December 31, 2018
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$383,123	$231,422	$195,327	$71,438	$14,324	$1,068	$896,702
Special mention	3,728	775	—	8,505	1,386	—	14,394
Substandard	9,134	312	1,590	7,629	—	—	18,665
Total	$395,985	$232,509	$196,917	$87,572	$15,710	$1,068	$929,761

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of September 30, 2019 and December 31, 2018, is as follows:

	September 30, 2019
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$307,984	$—	$—	$1,081	$309,065	$1,752	$—
Owner-Occupied	88,735	—	214	1,894	90,843	3,540	—
Multifamily residential	244,644	—	—	—	244,644	—	—
Nonresidential properties	192,257	—	447	3,248	195,952	3,746	—
Construction and land	105,975	—	—	149	106,124	1,292	—
Nonmortgage loans:
Business	11,040	—	—	—	11,040	—	—
Consumer	1,252	—	—	—	1,252	—	—
Total	$951,887	$—	$661	$6,372	$958,920	$10,330	$—

	December 31, 2018
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$296,188	$6,539	$470	$—	$303,197	$1,258	$—
Owner-Occupied	89,610	1,609	574	995	92,788	3,079	—
Multifamily residential	231,514	995	—	—	232,509	16	—
Nonresidential properties	195,861	—	4	1,052	196,917	1,310	—
Construction and land	87,572	—	—	—	87,572	1,115	—
Nonmortgage loans:
Business	15,418	292	—	—	15,710	—	—
Consumer	1,068	—	—	—	1,068	—	—
Total	$917,231	$9,435	$1,048	$2,047	$929,761	$6,778	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of September 30, 2019 and 2018, and December 31, 2018:

	For the Nine Months Ended September 30, 2019
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowance for loan losses:
Balance, beginning of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$—	$12,659
Provision charged to expense	(297)	(139)	(86)	(222)	217	749	(1)	(58)	163
Losses charged-off	—	—	—	—	—	(782)	—	—	(782)
Recoveries	23	—	—	7	—	30	2	58	120
Balance, end of period	$3,525	$1,069	$3,743	$1,710	$1,848	$257	$8	$—	$12,160
Ending balance: individually evaluated for impairment	$266	$158	$—	$32	$—	$33	$—	$—	$489
Ending balance: collectively evaluated for impairment	3,259	911	3,743	1,678	1,848	224	8	—	11,671
Total	$3,525	$1,069	$3,743	$1,710	$1,848	$257	$8	$—	$12,160
Loans:
Ending balance: individually evaluated for impairment	$7,011	$5,636	$—	$5,103	$1,303	$35	$—	$—	$19,088
Ending balance: collectively evaluated for impairment	302,054	85,207	244,644	190,849	104,821	11,005	1,252	—	939,832
Total	$309,065	$90,843	$244,644	$195,952	$106,124	$11,040	$1,252	$—	$958,920

	For the Three Months Ended September 30, 2019
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period

Allowance for loan losses:
Balance, beginning of period	$3,574	$1,168	$3,713	$1,928	$1,533	$533	$11	$58	$12,518
Provision charged to expense	(49)	(99)	30	(220)	315	98	(3)	(58)	14
Losses charged-off	—	—	—	—	—	(380)	—	—	(380)
Recoveries	—	—	—	2	—	6	—	—	8
Balance, end of period	$3,525	$1,069	$3,743	$1,710	$1,848	$257	$8	$—	$12,160

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Nine Months Ended September 30, 2018
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
							.
	For the Three Months Ended September 30, 2018
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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Nine Months Ended September 30, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$13,686	$8,460	$4,187	$12,647	$424	$13,084	$263
Multifamily residential	—	—	—	—	—	7	—
Nonresidential properties	5,211	4,724	379	5,103	32	3,676	85
Construction and land	1,615	1,303	—	1,303	—	1,238	4
Nonmortgage loans:
Business	38	—	35	35	33	232	5
Consumer	—	—	—	—	—	1	—
Total	$20,550	$14,487	$4,601	$19,088	$489	$18,238	$357

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Nine Months Ended September 30, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$14,717	$7,083	$6,394	$13,477	$640	$16,281	$550
Multifamily residential	—	—	—	—	—	104	—
Nonresidential properties	2,807	2,114	483	2,597	36	3,141	104
Construction and land	1,329	1,103	—	1,103	—	1,092	—
Nonmortgage loans:
Business	450	398	10	408	11	488	17
Consumer	—	—	—	—	—	—	—
Total	$19,303	$10,698	$6,887	$17,585	$687	$21,106	$671

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$12,985	$7,080	$5,898	$12,978	$583	$15,163	$758
Multifamily residential	16	16	—	16	—	36	3
Nonresidential properties	2,748	2,270	480	2,750	35	3,230	172
Construction and land	1,115	1,107	—	1,107	—	1,094	—
Nonmortgage loans:
Business	374	374	—	374	—	454	22
Consumer	—	—	—	—	—	—	—
Total	$17,238	$10,847	$6,378	$17,225	$618	$19,977	$955

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the nine months ended September 30, 2019, there was one troubled debt restructuring and as of and for the year ended December 31, 2018, there were no loans restructured as troubled debt restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Nine Months Ended September 30, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$275	$283	—	$—
Total	1	$275	$283	—	$—
Combination of rate, maturity, other	1	$275	$283	—	$—
Total	1	$275	$283	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2018			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	1	$176
Total	—	$—	$—	1	$176
Combination of rate, maturity, other	—	$—	$—	1	$176
Total	—	$—	$—	1	$176

At September 30, 2019, there were 36 troubled debt restructured loans totaling $12,298 of which $8,692 are on accrual status. At December 31, 2018, there were 40 troubled debt restructured loans totaling $14,104 of which $10,460 are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $489 and $618 at September 30, 2019 and December 31, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Premises and Equipment

Premises and equipment at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
Land	$3,979	$3,979
Buildings and improvements	17,113	16,423
Leasehold improvements	25,321	23,430
Furniture, fixtures and equipment	8,443	7,728
	54,856	51,560
Less: accumulated depreciation and amortization	(22,051)	(20,425)
Total premises and equipment	$32,805	$31,135

Depreciation and amortization expense amounted to $567 and $454 for the three months ended September 30, 2019 and 2018, respectively, and $1,626 and $1,307 for the nine months ended September 30, 2019 and 2018, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of income. Leasehold improvements increased by $1,891 to $25,321 and buildings and improvements increased by $690 to $17,113 at September 30, 2019 mainly due to investments made to the branch network and other product delivery services as part of branch renovation initiative. Furniture, fixtures and equipment also increased by $715 to $8,443 at September 30, 2019, mainly as a result of investments in new Teller Cash Recyclers (TCRs) that are being installed in the branches.

Note 6.	Deposits

Deposits at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
Demand	$104,181	$115,923
Interest-bearing deposits:
NOW/IOLA accounts	28,600	30,783
Money market accounts	140,999	116,175
Savings accounts	115,402	122,791
Total savings, NOW and money market	285,001	269,749
Certificates of deposit of $250K or more	145,068	90,195
Certificates of deposit less than $250K	223,595	333,891
Total certificates of deposit	368,663	424,086
Total interest-bearing deposits	653,664	693,835
Total deposits	$757,845	$809,758

At September 30, 2019 scheduled maturities of certificates of deposit were as follows:

September 30,
2020	$183,871
2021	111,870
2022	53,327
2023	9,268
2024	10,327
$368,663

Overdrawn deposit accounts that have been reclassified to loans amounted to $75 and $241 as of September 30, 2019 and December 31, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 7.	Borrowings

FHLBNY Advances: The Bank is a member of the FHLBNY. At September 30, 2019, the Bank had the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $134,404 and $44,404 of outstanding term advances from the FHLBNY at September 30, 2019 and December 31, 2018, respectively. The Bank also had an overnight line of credit from FHLBNY in the amount of $35,000 at September 30, 2019. Additionally, the Bank had an unsecured line of credit in the amount of $25,000 with a correspondent bank at September 30, 2019 and December 31, 2018, of which $0 and $25,000 were outstanding as of September 30, 2019 and December 31, 2018, respectively. The Bank also had a guarantee from the FHLBNY through a standby letter of credit of $3,455 at September 30, 2019 and $7,639 at December 31, 2018, respectively.

Borrowed funds at September 30, 2019 and December 31, 2018 consist of the following and are summarized by maturity and call date below:

	September 30,			December 31,
	2019			2018
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$25,000	$25,000	2.64%
FHLBNY Overnight line of credit advance	35,000	35,000	2.10	—	—	—

FHLBNY Term advances ending:
2019	30,000	30,000	2.10	—	—	—
2020	8,029	8,029	2.86	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	65,000	65,000	1.89	5,000	5,000	1.97
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$169,404	$169,404	2.17%	$69,404	$69,404	2.69%

Interest expense on advances totaled $533 and $276 for the three months ended September 30, 2019 and 2018, and $1,211 and $578 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Bank had eligible collateral of approximately $297,087 and $280,457, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2019 and 2018 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Federal:
Current	$237	$400	$888	$595
Deferred	122	(205)	89	(15)
	359	195	977	580
State and local:
Current	53	90	238	212
Deferred	(631)	(401)	(1,135)	(757)
	(578)	(311)	(897)	(545)
Valuation allowance	506	304	887	588
Provision for income taxes	$287	$188	$967	$623

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax, at federal rate	$209	$123	$692	$559
State and local tax, net of federal taxes	(455)	(246)	(707)	(430)
Valuation allowance, net of the federal benefit	506	304	887	588
Other	27	7	95	(94)
	$287	$188	$967	$623

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”) which, beginning in 2018, reduced the Company’s corporate income tax rate from 34% to 21%, but eliminated or increased certain permanent differences.

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. The valuation allowance increased by $887 and $588 for the nine months ended September 30, 2019 and 2018, respectively.

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

At September 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits recorded related to uncertain tax positions.  The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2016.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2019 and December 31, 2018 are presented below:

	September 30,	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,837	$3,939
Pension obligations	2,126	2,102
Interest on nonaccrual loans	233	74
Unrealized loss on available-for-sale securities	15	91
Amortization of intangible assets	90	102
Deferred rent payable	—	153
Net operating losses	3,908	3,111
Charitable contribution carryforward	1,620	1,694
Other	699	235
Total gross deferred tax assets	12,528	11,501
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	3,188	3,120
Depreciation and amortization of premises and equipment	54	222
Deferred loan fees	564	438
Other	6	6
Total gross deferred tax liabilities	3,812	3,786
Valuation allowance	4,791	3,904
Net deferred tax assets	$3,925	$3,811

Note 9.	Compensation and Benefit Plans

Defined Benefit Plan:

Effective January 1, 2007, the noncontributory defined benefit pension plan (the “Old Pension Plan”) of the Company was replaced with a qualified defined contribution plan (the “401(k) Plan”) as noted in more detail below. The Old Pension Plan covered substantially all employees. Employees were eligible to participate after one year of service. Normal retirement age was 65, with an early retirement provided for at age 55. The Old Pension Plan was effectively frozen on May 31, 2007 (the curtailment date) and this resulted in an actuarial reassessment of the Old Pension Plan’s future estimated obligations. All participants that are vested with the Old Pension Plan will remain in the Old Pension Plan and will receive the full accrued benefit, as defined, upon retirement, in accordance with the plan document.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

The following table sets forth the Old Pension Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018 using a measurement date as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Projected benefit obligation	$(14,175)	$(14,244)
Fair value of plan assets	14,179	14,416
Funded status	$4	$172
Accumulated benefit obligation	$(14,175)	$(14,244)

	September 30, 2019	December 31, 2018
Changes in benefit obligation:
Beginning of period	$14,244	$15,883
Service cost	29	39
Interest Cost	442	542
Interest rate change	—	(1,691)
Mortality change	—	(41)
Loss on accumulated benefit obligations	4	243
Administrative cost	(29)	(39)
Benefits paid	(515)	(692)
End of period	$14,175	$14,244

	September 30, 2019	December 31, 2018
Changes in plan assets:
Fair value of plan assets, beginning of period	$14,416	$14,732
Actual return on plan assets	307	415
Benefits paid	(515)	(692)
Administrative expenses paid	(29)	(39)
Fair value of plan assets, end of period	$14,179	$14,416

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.	Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, were $9,972 and $9,856 at September 30, 2019 and December 31, 2018, respectively.

The components of net periodic benefit costs are as follows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Service cost	$29	$30
Interest cost	442	406
Expected return on plan assets	(631)	(645)
Amortization of prior service cost	18	19
Amortization of loss	194	224
Net periodic benefit cost	$52	$34

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for nine months ended September 30, 2019  and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Discount rate	4.25%	3.50%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at September 30, 2019 and December 31, 2018 was $14,179 and $14,416, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

Benefits paid for the nine months ended September 30, 2019 and 2018 were $515 and $524, respectively. There were no employer contributions during the nine months ended September 30, 2019 and 2018.

Employee benefit payments expected to be paid in the future are as follows:

2019	$199
2020	706
2021	700
2022	718
2023	700
Thereafter	3,569
$6,592

401(k) Plan:

The Company also provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan also qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan after completing one year of service. The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. 401(k) expenses recorded in the consolidated statements of income amounted to $89 and $76 for the three months ended September 30, 2019 and 2018, respectively, and $256 and $277 for the nine months ended September 30, 2019 and 2018, respectively.

Employee Stock Ownership Plan:

In connection with the reorganization, the Company established an ESOP for the exclusive benefit of eligible employees. The ESOP borrowed $7,238 from the Company sufficient to purchase 723,751 shares (approximately 3.92% of the common stock sold in the Company’s initial stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of 15 years. Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

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

A summary of the ESOP shares as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Shares committed-to-be released	36,189	48,250
Shares to be allocated to participants	96,500	48,250
Unallocated shares	591,062	627,251
Total	723,751	723,751
Fair value of unearned shares	$8,310	$7,991

At September 30, 2019 and December 31, 2018, the Company had $6,308 outstanding of funds borrowed for the ESOP. The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $184 and $201 for the three months ended September 30, 2019 and 2018 and $574 and $614 for the nine months ended September 30, 2019 and 2018, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive. The SERP expense recognized for the three months ended September 30, 2019 and 2018 was $12 and $15, respectively, and for the nine months ended September 30, 2019 and 2018 was $45 and $45, respectively.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 40,000 restricted stock units to officers, 322,254 restricted stock units to executive officers and 148,625 shares of restricted stock units to outside directors. These awards vest at the earliest on December 4, 2019, and at the latest on December 4, 2025. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. However, awards to a director with fewer than ten years of service as a director at the time of grant vest at a slower rate.  In addition, awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of September 30, 2019 and December 31, 2018, the maximum number of stock options and SARs and the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan for both periods were 265,476 and 0, respectively. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 88,492, but would eliminate the availability of stock options and SARs available for award.

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

A summary of the Company’s restricted stock units awards activity and related information for the nine months ended September 30, 2019 and year ended December 31, 2018 are as follows:

	September 30, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Non-vested at September 30	510,879	$12.78

	December 31, 2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	—	$—
Granted	510,879	12.77
Forfeited	—	—
Non-vested at December 31	510,879	$12.77

Compensation expense related to restricted stock units for the three and nine months ended September 30, 2019, was $314 and $923, respectively. There was no compensation expense related to restricted stock units for the three and nine months ended September 30, 2018.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

A summary of the Company’s stock option awards activity and related information for the nine months ended September 30, 2019 and year ended December 31, 2018 are as follows:

	September 30, 2019
	Options	Weighted- Average Exercise Price Per Share	Average Intrinsic Value
Outstanding, beginning of year	163,766	$12.77	$—
Granted	8,918	12.93
Exercised	—	—	—
Forfeited	(8,918)	12.77	—
Outstanding at September 30	163,766	$12.78	$—
Exercisable at September 30	—	$12.78	$—

	December 31, 2018
	Options	Weighted- Average Exercise Price Per Share	Average Intrinsic Value
Outstanding, beginning of year	—	$—	—
Granted	163,766	12.77	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31	163,766	$12.77	$—
Exercisable at December 31	—	$12.77	$—

The weighted-average exercise price for the options as of September 30, 2019 was $12.78 per share and the weighted average remaining contractual life is 9.2 years.  There were no shares exercisable as of September 30, 2019 and December 31, 2018. Total compensation cost related to stock options recognized was $29 and $77 for the three and nine months ended September 30, 2019, respectively. The weighted average period over which it is expected to be recognized is 5.7 years. There was no compensation expense related to stock options for the three and nine months ended September 30, 2018.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2019
Dividend yield	0.00%
Expected life	6.5 years
Expected volatility	16.94%
Risk-free interest rate	2.51%
Weighted average grant date fair value	$4.01

The expected volatility is based on the Company’s historical volatility.  The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the program, the Company was permitted to repurchased up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. As of September 30, 2019, the Company had repurchased 886,325 shares at a weighted average price of $14.29 which is reported as treasury stock in the consolidated statement of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands except share data)

Net income for the period	$709	$402	$2,327	$2,041

Shares outstanding for basic EPS:
Weighted average shares outstanding	17,405,296	18,463,028	18,012,360	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	602,994	651,244	614,967	663,217
Basic weighted shares outstanding	16,802,302	17,811,784	17,397,393	17,799,811
Basic earnings per share	$0.04	$0.02	$0.13	$0.11
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	26,986	—	74,242	—
Diluted weighted average shares outstanding	16,829,288	17,811,784	17,471,635	17,799,811
Diluted earnings per share	$0.04	$0.02	$0.13	$0.11

Note 11.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Commitments to grant mortgage loans	$61,173	$52,017
Unfunded commitments under lines of credit	41,525	44,752
Standby letters of credit	3,455	7,759
	$106,153	$104,528

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

Lease Commitments: At September 30, 2019, there are noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Rental expenses under operating leases, included in occupancy and equipment, totaled $372 and $351 for the three months ended September 30, 2019 and 2018, and $1,101 and $1,097 for the nine months ended September 30, 2019 and 2018, respectively.

The projected minimum rental payments under the terms of the leases at September 30, 2019 are as follows:

September 30,
Remainder of 2019	$327
2020	1,345
2021	1,382
2022	1,294
2023	1,279
2024	1,316
Thereafter	5,660
$12,603

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,852	$—	$20,852	$—
U.S. Treasury	29,956	29,956	—	—
Mortgage-Backed Securities:
FNMA Certificates	563	—	563	—
GNMA Certificates	595	—	595	—
	$51,966	$29,956	$22,010	$—

		December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,515	$—	$20,515	$—
U.S. Treasury	4,995	4,995	—	—
Mortgage-Backed Securities:
FNMA Certificates	759	—	759	—
GNMA Certificates	875	—	875	—
	$27,144	$4,995	$22,149	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,088	$—	$—	$19,088

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,225	$—	$—	$17,225

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets:
Cash and cash equivalents	$47,390	$47,390	$—	$—	$47,390
Available-for-sale securities	51,966	29,956	22,010	—	51,966
Loans receivable, net	948,548	—	—	968,088	968,088
Accrued interest receivable	3,893	—	3,893	—	3,893
FHLBNY stock	8,659	8,659	—	—	8,659
Financial liabilities:
Deposits:
Demand deposits	104,181	104,181	—	—	104,181
Interest-bearing deposits	285,001	285,001	—	—	285,001
Certificates of deposit	368,663	—	371,791	—	371,791

Advance payments by borrowers for taxes and insurance	7,780	—	7,780	—	7,780
Advances from FHLBNY	169,404	169,404	—	—	169,404
Accrued interest payable	81	—	81	—	81

December 31, 2018
Financial assets:
Cash and cash equivalents	$69,778	$69,778	$—	$—	$69,778
Available-for-sale securities	27,144	4,995	22,149	—	27,144
Loans receivable, net	918,509	—	—	926,867	926,867
Accrued interest receivable	3,795	—	3,795	—	3,795
FHLBNY stock	2,915	2,915	—	—	2,915
Financial liabilities:
Deposits:
Demand deposits	115,923	115,923	—	—	115,923
Interest-bearing deposits	269,749	269,749	—	—	269,749
Certificates of deposit	424,086	—	425,564	—	425,564
Advance payments by borrowers for taxes and insurance	6,037	—	6,037	—	6,037
Advances from FHLBNY	69,404	69,404	—	—	69,404
Accrued interest payable	63	—	63	—	63

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2019 and December 31, 2018.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of September 30, 2019 and December 31, 2018, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019. The applicable capital buffer was 11.3% at September 30, 2019 and 11.4% at December 31, 2018.

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

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2019 and December 31, 2018 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$178,496	22.40%	$63,761	8.00%	$79,701	10.00%
Tier 1 Capital to Risk-Weighted Assets	168,502	21.14%	47,820	6.00%	63,761	8.00%
Common Equity Tier 1 Capital Ratio	168,502	21.14%	35,865	4.50%	51,806	6.50%
Tier 1 Capital to Total Assets	168,502	15.98%	42,185	4.00%	52,732	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$153,434	19.29%	$63,643	8.00%	$79,554	10.00%
Tier 1 Capital to Risk-Weighted Assets	143,458	18.03%	47,732	6.00%	63,643	8.00%
Common Equity Tier 1 Capital Ratio	143,458	18.03%	35,799	4.50%	51,710	6.50%
Tier 1 Capital to Total Assets	143,458	13.62%	42,132	4.00%	52,665	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$186,940	24.36%	$61,385	8.00%	$76,731	10.00%
Tier 1 Capital to Risk-Weighted Assets	177,307	23.11%	46,038	6.00%	61,385	8.00%
Common Equity Tier 1 Capital Ratio	177,307	23.11%	34,529	4.50%	49,875	6.50%
Tier 1 Capital to Total Assets	177,307	18.13%	39,114	4.00%	48,892	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$148,486	19.39%	$61,261	8.00%	$76,577	10.00%
Tier 1 Capital to Risk-Weighted Assets	138,872	18.14%	45,946	6.00%	61,261	8.00%
Common Equity Tier 1 Capital Ratio	138,872	18.14%	34,459	4.50%	49,775	6.50%
Tier 1 Capital to Total Assets	138,872	13.66%	40,652	4.00%	50,815	5.00%

Note 14.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2019
	December 31, 2018	Change	September 30, 2019
Unrealized gains (losses) on available-for-sale securities, net	$(291)	$279	$(12)
Unrealized losses on pension benefits, net	(7,844)	(91)	(7,935)
Total	$(8,135)	$188	$(7,947)

	December 31, 2018
	December 31, 2017	Change	December 31, 2018
Unrealized losses on available-for-sale securities, net	$(221)	$(70)	$(291)
Unrealized losses on pension benefits, net	(7,630)	(214)	(7,844)
Total	$(7,851)	$(284)	$(8,135)

Note 15.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$1,256	$1,396	$1,278	$1,351
Originations	—	50	20	161
Payments	(18)	(94)	(60)	(160)
Ending balance	$1,238	$1,352	$1,238	$1,352

The Company held deposits in the amount of $7,332 and $6,943 from officers and directors at September 30, 2019 and December 31, 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 16.Subsequent Events

On November 8, 2019, the Company adopted a share repurchase program effective November 11, 2019. Under the repurchase program, the Company may repurchase up to 878,835 shares of its common stock, or approximately 5% of the presently outstanding shares. Repurchased shares will be held by the Company as treasury shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire no later than May 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Additional factors that may affect the Company’s results are discussed in Form 10-K under the heading “Risk Factors” filed with the SEC on March 29, 2019. As of September 30, 2019, the risk factors of the Company have not changed materially from those disclosed in Form 10-K.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets remained essentially unchanged at $1.1 billion at September 30, 2019 and December 31, 2018.

Cash and Cash Equivalents. Cash and cash equivalents decreased $22.4 million, or 32.1%, to $47.4 million at September 30, 2019, when compared to $69.8 million at December 31, 2018.  The decrease in cash and cash equivalents was primarily driven by a repayment of $25.0 million of short-term advances to a correspondent bank, a decrease of $55.4 million in certificates of deposits, an increase of $29.2 million in gross loans and a $30.0 million purchase of available-for-sale securities offset by increases of $24.8 million in money market accounts and $125.0 million in advances from FHLBNY.

Available-for-sale Securities. The composition of available-for-sale securities at September 30, 2019 and December 31, 2018 and the amounts maturing of each classification are summarized as follows:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$34,515	$34,505	$4,997	$4,995
After three months through one year	12,875	12,819	4,554	4,497
After one year through five years	3,497	3,484	16,370	16,018
	50,887	50,808	25,921	25,510
Mortgage-Backed Securities	1,150	1,158	1,648	1,634
Total	$52,037	$51,966	$27,569	$27,144

The increase in available-for-sale securities was due to a $30.0 million purchase of U.S. Treasury securities offset by a $5.0 million maturity during the period.

Loans. The composition of gross loans receivable at September 30, 2019 and at December 31, 2018 and the percentage (%) of each classification to total loans are summarized as follows:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$309,065	32.2%	$303,197	32.6%
Owner-Occupied	90,843	9.5%	92,788	10.0%
Multifamily residential	244,644	25.5%	232,509	25.0%
Nonresidential properties	195,952	20.4%	196,917	21.2%
Construction and land	106,124	11.1%	87,572	9.4%
Nonmortgage loans:
Business loans	11,040	1.2%	15,710	1.7%
Consumer loans	1,252	0.1%	1,068	0.1%
Total	$958,920	100.0%	$929,761	100.0%

The composition of the loan portfolio remained essentially the same at September 30, 2019 when compared to December 31, 2018.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2019, approximately 8.1% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans was secured by owner-occupied commercial real estate, compared to 10.1% at December 31, 2018. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2019 and December 31, 2018, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 68.8% and 58.6%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 327.6% and 313.1% as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the Bank was within the 100% guideline for construction and land mortgage loans established by banking regulations, but exceeded the 300% guideline for investor owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Deposits.  The composition of deposits at September 30, 2019 and December 31, 2018 and changes in dollars and percentages are summarized as follows:

	September 30,	December 31,	Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Demand	$104,181	$115,923	$(11,742)	(10.1%)
Interest-bearing deposits:
NOW/IOLA accounts	28,600	30,783	(2,183)	(7.1%)
Money market accounts	140,999	116,175	24,824	21.4%
Savings accounts	115,402	122,791	(7,389)	(6.0%)
Total savings, NOW and money market	285,001	269,749	15,252	5.7%
Certificates of deposit of $250K or more	145,068	90,195	54,873	60.8%
Certificates of deposit less than $250K	223,595	333,891	(110,296)	(33.0%)
Total certificates of deposit	368,663	424,086	(55,423)	(13.1%)
Total interest-bearing deposits	653,664	693,835	(40,171)	(5.8%)
Total deposits	$757,845	$809,758	$(51,913)	(6.4%)

Brokered certificates of deposit in the amount of $58.6 million, or 15.9% of total certificates of deposit, are included in certificates of deposit less than $250,000.

Listing service deposits in the amount of $22.5 million, or 6.1% of total certificates of deposit, are included in certificates of deposit less than $250,000.

Reciprocal deposits in the amount of $26.3 million represent 18.6% of total money market accounts. The reciprocal deposits consist of deposits received from a bank network in connection with deposits of customers in other banks in excess of the FDIC coverage limit that the Bank placed through a third party referred to as the Promontory Network.

When wholesale funding is necessary to complement the Bank's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Bank’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2019 and as of December 31, 2018. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ascertain whether the Bank is operating within the approved limitations.

Borrowings. The Bank had outstanding borrowings at September 30, 2019 and December 31, 2018 of $169.4 million and $69.4 million, respectively. These borrowings are in the form of advances from the FHLBNY and borrowings from other correspondent banking relationships. The net increase in borrowings was due to net new FHLBNY advances of $125.0 million for a term of three years, at an average rate of 2.0%, offset by the repayment of $25.0 million in short-term advances from a correspondent bank.

Stockholders’ Equity. Total stockholders’ equity decreased $8.6 million, or 5.1%, to $160.6 million at September 30, 2019 from $169.2 million at December 31, 2018. The decrease was primarily due to the repurchase of 886,325 shares of the Company’s common stock in the amount of $12.7 million. The repurchase program was approved by the Board of Directors on March 25, 2019. The repurchase program expired on September 24, 2019. Under the repurchase program, the Company was permitted to repurchase up to 923,151 shares of its common stock, or approximately 5% of the then current outstanding common shares. The 886,325 repurchased shares of the Company’s common stock will be primarily used to fund the prior grants of restricted stock units and stock options made under the Company’s 2018 Long-Term Incentive Plan. These shares are currently reflected as treasury stock, at cost, as a contra-equity account in the equity section of the consolidated statements of financial condition.

The decrease in stockholders’ equity was primarily offset by an increase of $2.3 million in net income from operations combined with an increase of $1.2 million in additional paid-in-capital as a result of share-based and ESOP compensation.

Results of Operations

The discussion of the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$12,953	$11,737	$1,216	10.4%
Interest expense	3,188	2,490	698	28.0%
Net interest income	9,765	9,247	518	5.6%
Provision for loan losses	14	602	(588)	(97.7%)
Net interest income after provision for loan losses	9,751	8,645	1,106	12.8%
Noninterest income	579	714	(135)	(18.9%)
Noninterest expense	9,334	8,769	565	6.4%
Income before income taxes	996	590	406	68.8%
Provision for income taxes	287	188	99	52.7%
Net income	$709	$402	$307	76.4%
Earnings per share for the period
Basic	$0.04	$0.02	$0.02	100.0%
Diluted	$0.04	$0.02	$0.02	100.0%

General. Consolidated net income increased $307,000, or 76.4%, to $709,000 for the three months ended September 30, 2019, compared to $402,000 for the three months ended September 30, 2018. Diluted earnings per share for the three months ended September 30, 2019 and September 30, 2018 was $0.04 and $0.02, respectively. The increase was primarily attributed to an increase of $1.1 million in net interest income after provision for loan losses offset by an increase in non-interest expense of $565,000, a decrease of $135,000 in non-interest income and an increase $99,000 in provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 10.4%, to $13.0 million for the three months ended September 30, 2019 from $11.7 million for the same period last year. The increase was due primarily to a $1.2 million, or 10.3%, increase in interest on loans, which is the Bank’s primary source of interest income. Average balance of loans increased $67.9 million, or 7.6%, to $958.0 million for the three months ended September 30, 2019 from $890.1 million for the three months ended September 30, 2018. The increase in average loan balances was primarily driven by increases of $24.7 million in multifamily residential, $20.8 million in construction and land and $13.3 million in 1-4 family investor owned residential mortgage loan portfolios. The average yield on loans increased 12 basis points to 5.24% for the three months ended September 30, 2019 from 5.12% for the same period last year, mainly due to the increase in construction and land loans.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,172	$4,944	$228	4.6%
Multifamily residential	3,068	2,776	292	10.5%
Nonresidential properties	2,445	2,250	195	8.7%
Construction and land	1,771	1,319	452	34.3%
Business loans	184	176	8	4.5%
Consumer loans	23	18	5	27.8%
Total interest income on loans receivable	$12,663	$11,483	$1,180	10.3%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock increased $36,000, or 14.2%, to $290,000 for the three months ended September 30, 2019 from $254,000 for the same period last year. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock decreased $8.2 million, or 13.5%, to $52.9 million for the three months ended September 30, 2019 from $61.1 million for the three months ended September 30, 2018. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock increased 53 basis points to 2.18% for the three months ended September 30, 2019 from 1.65% for the same period last year.

The following table presents interest and dividend income on deposits due from banks, available-for-sales securities and FHLBNY stock for the periods indicated:

	For the Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$117	$141	$(24)	(17.0%)
Interest on available-for-sale securities	81	89	(8)	(9.0%)
Dividend on FHLBNY stock	92	24	68	283.3%
Total interest and dividend	$290	$254	$36	14.2%

Interest Expense. Interest expense increased $698,000, or 28.0%, to $3.2 million for the three months ended September 30, 2019 from $2.5 million for the same period last year. Interest expense on money market accounts increased $486,000 to $685,000 for the three months ended September 30, 2019 from $199,000 for the same period in 2018. The average balance of money market accounts increased $80.0 million to $144.7 million for the three months ended September 30, 2019 from $64.6 million for the same period last year, while the average rate paid on money market accounts increased 66 basis points to 1.88% for the three months ended September 30, 2019 from 1.22% for the three months ended September 30, 2018.

Interest expense on certificates of deposit remained essentially level at $1.9 million for the three months ended September 30, 2019 and 2018. The average balance on certificates of deposit decreased $55.2 million, or 12.7%, to $379.9 million for the three months ended September 30, 2019 from $435.2 million for the same period last year, and the average rate the Bank paid on certificates of deposit increased 21 basis points to 1.98% for the three months ended September 30, 2019 from 1.77% for the same period in 2018.

Interest expense on borrowings increased $257,000, or 93.1%, to $533,000 for the three months ended September 30, 2019 from $276,000 for the three months ended September 30, 2018. The average balance on borrowings increased $47.3 million, or 109.9%, to $90.4 million for the three months ended September 30, 2019 from $43.1 million for the same period last year, and the average rate the Bank paid on borrowings decreased 20 basis points to 2.34% for the three months ended September 30, 2019 from 2.54% for the same period in 2018.

Increased funding costs were primarily driven by management’s efforts to retain high balance customers in higher yielding liquid deposits and higher market interest rates being offered by the Bank’s competitors, combined with a resulting shift towards alternative funding during the three months ended September 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,896	$1,942	$(46)	(2.4%)
Money market	685	199	486	244.2%
Savings	38	47	(9)	(19.1%)
NOW/IOLA	35	25	10	40.0%
Advance payments by borrowers	1	1	—	0.0%
Borrowings	533	276	257	93.1%
Total interest expense	$3,188	$2,490	$698	28.0%

Net Interest Income. Net interest income increased $518,000, or 5.6%, to $9.8 million for the three months ended September 30, 2019 from $9.2 million for the three months ended September 30, 2018, primarily as a result of organic loan growth offset by higher average cost of funds on interest bearing liabilities. Average net interest-earning assets decreased by $5.6 million, or 2.3%, to $241.4 million for the three months ended September 30, 2019 from $247.1 million for the same period in 2018, due primarily to increases of $80.0 million in average money market accounts and $47.3 million in borrowings offset by a decrease of $55.2 million in certificates of deposit and an increase of $67.9 million in loans. The net interest rate spread decreased by 5 basis points to 3.44% for the three months ended September 30, 2019 from 3.49% for the three months ended September 30, 2018, and the net interest margin was 3.83% and 3.86% for the three months ended September 30, 2019 and 2018, respectively. The compression on the net interest margin was primarily caused by organic loan growth being offset by higher market interest rates due to increased competition for deposits and increased funding costs attributed to increased alternative funding.

Management continues to deploy various asset and liability management strategies to manage the Bank’s risk of interest rate fluctuations. Although the rise in interest rates over the last two years, prior to the decrease in interest rates over the last four months, has slightly lifted the yields on earning assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in today’s markets and this competition has adversely impacted, and may continue to adversely impact the Bank’s margins. It is anticipated that this challenging competitive environment will continue during the remainder of 2019 and into 2020 in spite of recently declining rates. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. In the event that short-term interest rates were to be cut further in 2019 or beyond, the Bank’s net interest margin would likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely lag the pace with which these cuts would impact the Bank’s yields on its earning assets. Although it could be anticipated that the Bank’s net interest margin may continue to decrease for the remainder of 2019, net interest income should continue to increase in 2019 compared to 2018 primarily due to increased average earning asset volumes, primarily loans. Management will continue to seek to fund these increased loan volumes by growing its core deposits, but will utilize, as needed funding alternatives. To the extent that the dependency on funding alternatives remains elevated for the remainder of 2019, the Bank’s net interest margin may be negatively impacted.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended September 30, 2019 of $14,000 as compared to $602,000 for the three months ended September 30, 2018.

To the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Bank has selected the CECL model and has begun running scenarios. The extent of the change is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date (see Note 1).

Non-interest Income. Total non-interest income decreased $135,000, or 18.9% to $579,000 for the three months ended September 30, 2019 from $714,000 from the same period in the prior year. The decrease in non-interest income for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to decreases of $250,000 in brokerage commissions and $26,000 in other non-interest income, offset by increases $85,000 in late and prepayment charges related to mortgage loans and $56,000 in service charges and fees.

	For the Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$247	$191	$56	29.3%
Brokerage commissions	36	286	(250)	(87.4%)
Late and prepayment charges	150	65	85	130.8%
Other	146	172	(26)	(15.1%)
Total noninterest income	$579	$714	$(135)	(18.9%)

Non-interest Expense. Total non-interest expense increased $565,000, or 6.4%, to $9.3 million for the three months ended September 30, 2019, compared to $8.8 million for the same period in 2018. For the three months ended September 30, 2019 compared to the same period in 2018, occupancy and equipment expense increased $358,000 due to the rebranding and branch network renovation initiatives, compensation and benefits expense increased $120,000 as a result of expenses related to restricted stock units and stock options, other operating expenses increased $90,000 as a result increase in recruiting fees of $107,000 offset by a credit from Federal Deposit Insurance Corporation in the amount of $205,000 related to the Bank’s deposit insurance assessment, insurance and surety bond premium expense increased $59,000 and data processing expenses increased $56,000 as a result of system enhancements and implementation charges related to software upgrades and additional product offerings. The increase in noninterest expense was partially offset by decreases of $82,000 for direct loan expense, $27,000 for office supplies, telephone and postage, and $22,000 for professional fees associated with public reporting requirements for the three months ended September 30, 2019 compared to the same period in 2018.

	For the Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,667	$4,547	$120	2.6%
Occupancy and equipment	1,943	1,585	358	22.6%
Data processing expenses	398	342	56	16.4%
Direct loan expenses	183	265	(82)	(30.9%)
Insurance and surety bond premiums	146	87	59	67.8%
Office supplies, telephone and postage	281	308	(27)	(8.8%)
Professional fees	956	978	(22)	(2.2%)
Marketing and promotional expenses	46	40	6	15.0%
Directors fees	69	69	—	0.0%
Regulatory dues	70	63	7	11.1%
Other operating expenses	575	485	90	18.6%
Total noninterest expense	$9,334	$8,769	$565	6.4%

Income Tax Provision. The Company incurred income tax expenses of $287,000 and $188,000 for the three months ended September 30, 2019 and 2018, respectively, resulting in effective tax rates of 28.8% and 31.9%, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents the results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$37,749	$33,831	$3,918	11.6%
Interest expense	9,178	6,772	2,406	35.5%
Net interest income	28,571	27,059	1,512	5.6%
Provision for loan losses	163	1,034	(871)	(84.2%)
Net interest income after provision for loan losses	28,408	26,025	2,383	9.2%
Noninterest income	2,018	2,122	(104)	(4.9%)
Noninterest expense	27,132	25,483	1,649	6.5%
Income before income taxes	3,294	2,664	630	23.6%
Provision for income taxes	967	623	344	55.2%
Net income	$2,327	$2,041	$286	14.0%
Earnings per share for the period
Basic	$0.13	$0.11	$0.02	18.2%
Diluted	$0.13	$0.11	$0.02	18.2%

General. Consolidated net income for the nine months ended September 30, 2019 was $2.3 million and for the nine months ended September 30, 2018 was $2.0 million. Diluted earnings per share for the nine months ended September 30, 2019 and September 30, 2018 was $0.13 and $0.11, respectively. Although interest and dividend income increased by $3.9 million, it was offset by increases in interest expense of $2.4 million and noninterest expense of $1.6 million.

Interest and Dividend Income. Interest and dividend income increased $3.9 million, or 11.6%, to $37.7 million for the nine months ended September 30, 2019 from $33.8 million for the same period last year. The increase was primarily due to an increase of $3.9 million, or 11.8%, in interest on loans receivable, which is the Bank’s primary source of interest income. Average loan balance increased $90.7 million, or 10.7%, to $941.0 million for the nine months ended September 30, 2019 from $850.3 million for the nine months ended September 30, 2018. The increase in average loan balance was primarily driven by increases in the 1-4 family residential, construction and land and multifamily residential mortgage loan portfolios. The average yield on loans increased 5 basis point to 5.23% for the nine months ended September 30, 2019 from 5.18% for the same period last year.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$15,311	$14,749	$562	3.8%
Multifamily residential	8,978	7,851	1,127	14.4%
Nonresidential properties	7,189	6,084	1,105	18.2%
Construction and land	4,592	3,594	998	27.8%
Business loans	682	593	89	15.0%
Consumer loans	66	51	15	29.4%
Total interest income on loans receivable	$36,818	$32,922	$3,896	11.8%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock increased $22,000, or 2.4%, to $931,000 for the nine months ended September 30, 2019 from $909,000 for the same period last year. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock decreased $12.2 million, or 16.8%, to $60.3 million for the nine months ended September 30, 2019 from $72.5 million for the nine months ended September 30, 2018. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock increased 38 basis points to 2.06% for the nine months ended September 30, 2019 from 1.68% for the same period last year.

The following table presents interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$498	$510	$(12)	(2.4%)
Interest on available-for-sale securities	244	299	(55)	(18.4%)
Dividend on FHLBNY stock	189	100	89	89.0%
Total interest and dividend	$931	$909	$22	2.4%

Interest Expense. Interest expense increased $2.4 million, or 35.5%, to $9.2 million for the nine months ended September 30, 2019 from $6.8 million for the same period last year. Interest expense on money market accounts increased $1.6 million to $2.0 million for the nine months ended September 30, 2019 from $451,000 for the same period in 2018. The average balance of money market accounts increased $67.6 million to $124.3 million for the nine months ended September 30, 2019 from $56.7 million for the same period last year, while the average rate paid on money market accounts increased 110 basis points to 2.16% for the nine months ended September 30, 2019 from 1.06% for the nine months ended September 30, 2018.

Interest expense on certificates of deposit increased $217,000, or 3.9%, to $5.8 million for nine months ended September 30, 2019 from $5.5 million for the nine months ended September 30, 2018. The average balance of certificates of deposit decreased $29.9 million, or 6.8%, to $408.2 million for the nine months ended September 30, 2019 from $438.1 million for the same period last year, and the average rate the Bank paid on certificates of deposit increased 20 basis points to 1.89% for the nine months ended September 30, 2019 from 1.69% for the same period in 2018.

Interest expense on borrowings increased $633,000, or 109.5%, to $1.2 million for the nine months ended September 30, 2019 from $578,000 for the nine months ended September 30, 2018. The average balance of borrowings increased $34.9 million, or 116.3%, to $64.9 million for the nine months ended September 30, 2019 from $30.0 million for the same period last year, and the average rate the Bank paid on borrowings decreased 8 basis points to 2.49% for the nine months ended September 30, 2019 from 2.57% for the same period in 2018.

Increased funding costs were primarily driven by management’s efforts to retain high balance customers in higher yielding liquid deposits and higher market interest rates being offered by the Bank’s competitors, resulting in a shift towards noncore funding during the nine months ended September 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$5,756	$5,539	$217	3.9%
Money market	2,004	451	1,553	344.3%
Savings	118	126	(8)	(6.3%)
NOW/IOLA	86	75	11	14.7%
Advance payments by borrowers	3	3	—	0.0%
Borrowings	1,211	578	633	109.5%
Total interest expense	$9,178	$6,772	$2,406	35.5%

Net Interest Income. Net interest income increased $1.5 million, or 5.6%, to $28.6 million for the nine months ended September 30, 2019 from $27.1 million for the nine months ended September 30, 2018, primarily as a result of organic loan growth offset by a higher average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $10.3 million, or 4.4%, to $247.4 million for the nine months ended September 30, 2019 from $237.1 million for the same period in 2018, due primarily to organic loan growth. Net interest rate spread decreased by 17 basis points to 3.41% for the nine months ended September 30, 2019 from 3.58% for the nine months ended September 30, 2018, and the net interest margin decreased to 3.81% from 3.92% for the nine months ended September 30, 2019 and 2018, respectively.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the nine months ended September 30, 2019 of $163,000 as compared to $1.0 million for the nine months ended September 30, 2018. The allowance for loan losses was $12.2 million at September 30, 2019 as compared to $12.7 million at December 31, 2018. The allowance for loan losses to total loans was 1.27% at September 30, 2019 compared to 1.36% at December 31, 2018, and the allowance for loan losses to non-performing loans decreased to 117.72% at September 30, 2019 from 186.77% at December 31, 2018.

To the best of its knowledge, the Bank has recorded all loan losses that are both probable and reasonable to estimate at September 30, 2019. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in its provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust its allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is the Bank’s responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Total non-interest income decreased $104,000, or 4.9% to $2.0 million for the nine months ended September 30, 2019 compared to $2.1 million for the nine months ended September 30, 2018. The decrease in non-interest income for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to decreases of $255,000 in brokerage commissions and $151,000 in other noninterest income. The decrease was offset by increases of $224,000 in late and prepayment charges related to mortgage loans and $78,000 in service charges and fees.

	For the Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$705	$627	$78	12.4%
Brokerage commissions	169	424	(255)	(60.1%)
Late and prepayment charges	551	327	224	68.5%
Other	593	744	(151)	(20.3%)
Total noninterest income	$2,018	$2,122	$(104)	(4.9%)

Non-interest Expense. Total non-interest expense increased $1.6 million, or 6.5%, to $27.1 million for the nine months ended September 30, 2019, compared to $25.5 million for the same period in 2018. For the nine months ended September 30, 2019 compared to the same period in 2018, occupancy and equipment increased $792,000, due to the rebranding and branch network renovation initiatives. Compensation and benefits expense increased by $691,000 mainly due to $999,000 of share-based compensation due to restricted stock units and stock options granted to senior management and directors and $294,000 increase in salaries and other related benefits due new hires. These increases were offset by a $610,000 increase in loan origination fees netted against personnel salaries associated with lending and origination activities. Other increases were $132,000 for data processing, $69,000 for professional fees, which primarily include legal and accounting expenses, $84,000 of other operating expense as a result of an increase in recruiting fees offset by a credit from Federal Deposit Insurance Corporation in the amount of $205,000 related to the Bank’s deposit insurance assessment and loss on loans sold. The increase in noninterest expense was partially offset by decreases of $91,000 for office supplies, telephone and postage, $51,000 of direct loan expenses and $28,000 of marketing and promotional expenses for the nine months ended September 30, 2019 compared to the same period in 2018.

	For the Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$14,157	$13,466	$691	5.1%
Occupancy and equipment	5,586	4,794	792	16.5%
Data processing	1,182	1,050	132	12.6%
Direct loan expense	521	572	(51)	(8.9%)
Insurance and surety bond premiums	312	275	37	13.5%
Office supplies, telephone and postage	869	960	(91)	(9.5%)
Professional fees	2,199	2,130	69	3.2%
Marketing and promotional expenses	119	147	(28)	(19.0%)
Directors fees	225	207	18	8.7%
Regulatory dues	173	177	(4)	(2.3%)
Other operating expenses	1,789	1,705	84	4.9%
Total noninterest expense	$27,132	$25,483	$1,649	6.5%

Income Tax Provision. The Company incurred income tax expenses of $967,000 and $623,000 for the nine months ended September 30, 2019 and 2018, respectively, resulting in effective tax rates of 29.4% and 23.4%, respectively. At September 30, 2019, net deferred tax assets amounted to $3.9 million compared to $3.8 million at December 31, 2018.

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

	For the Three Months Ended September 30,
	2019			2018
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$957,987	$12,663	5.24%	$890,063	$11,483	5.12%
Available-for-sale securities	22,415	81	1.43%	25,330	89	1.39%
Other (2)	30,460	209	2.72%	35,792	165	1.83%
Total interest-earning assets	1,010,862	12,953	5.08%	951,185	11,737	4.90%
Non-interest-earning assets	35,840			32,634
Total assets	$1,046,702			$983,819
Interest-bearing liabilities:
NOW/IOLA	$28,183	$35	0.49%	$27,523	$25	0.36%
Money market	144,666	685	1.88%	64,625	199	1.22%
Savings	118,308	38	0.13%	126,329	47	0.15%
Certificates of deposit	379,915	1,896	1.98%	435,159	1,942	1.77%
Total deposits	671,072	2,654	1.57%	653,636	2,213	1.34%
Advance payments by borrowers	7,991	1	0.05%	7,409	1	0.05%
Borrowings	90,361	533	2.34%	43,057	276	2.54%
Total interest-bearing liabilities	769,424	3,188	1.64%	704,102	2,490	1.40%
Non-interest-bearing liabilities:
Non-interest-bearing demand	109,491	—		105,376	—
Other non-interest-bearing liabilities	3,402	—		6,456	—
Total non-interest-bearing liabilities	112,893	—		111,832	—
Total liabilities	882,317	3,188		815,934	2,490
Total equity	164,385			167,885
Total liabilities and total equity	$1,046,702		1.64%	$983,819		1.40%
Net interest income		$9,765			$9,247
Net interest rate spread (3)			3.44%			3.49%
Net interest-earning assets (4)	$241,438			$247,083
Net interest margin (5)			3.83%			3.86%
Average interest-earning assets to interest-bearing liabilities			131.38%			135.09%

(1)	Annualized where appropriate.
(2)	Includes FHLBNY demand account and FHLBNY stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2019			2018
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$940,971	$36,818	5.23%	$850,316	$32,922	5.18%
Available-for-sale securities	22,772	244	1.43%	27,417	299	1.46%
Other (2)	37,551	687	2.45%	45,113	610	1.81%
Total interest-earning assets	1,001,294	37,749	5.04%	922,846	33,831	4.90%
Non-interest-earning assets	35,142			33,815
Total assets	$1,036,436			$956,661
Interest-bearing liabilities:
NOW/IOLA	$27,298	$86	0.42%	$27,955	$75	0.36%
Money market	124,263	2,004	2.16%	56,694	451	1.06%
Savings	120,748	118	0.13%	125,643	126	0.13%
Certificates of deposit	408,241	5,756	1.89%	438,121	5,539	1.69%
Total deposits	680,550	7,964	1.56%	648,413	6,191	1.28%
Advance payments by borrowers	8,423	3	0.05%	7,345	3	0.05%
Borrowings	64,947	1,211	2.49%	30,030	578	2.57%
Total interest-bearing liabilities	753,920	9,178	1.63%	685,788	6,772	1.32%
Non-interest-bearing liabilities:
Non-interest-bearing demand	110,730	—		98,247	—
Other non-interest-bearing liabilities	4,087	—		5,555	—
Total non-interest-bearing liabilities	114,817	—		103,802	—
Total liabilities	868,737	9,178		789,590	6,772
Total equity	167,699			167,071
Total liabilities and total equity	$1,036,436		1.63%	$956,661		1.32%
Net interest income		$28,571			$27,059
Net interest rate spread(3)			3.41%			3.58%
Net interest-earning assets (4)	$247,374			$237,058
Net interest margin (5)			3.81%			3.92%
Average interest-earning assets to interest-bearing liabilities			132.81%			134.57%

(1)	Annualized where appropriate.
(2)	Includes FHLBNY demand account and FHLBNY stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$(25)	$1,205	$1,180	$3,380	$516	$3,896
Available-for-sale securities	(17)	9	(8)	(49)	(6)	(55)
Other	(228)	272	44	(163)	240	77
Total interest-earning assets	(270)	1,486	1,216	3,168	750	3,918
Interest-bearing liabilities:
NOW/IOLA	(27)	37	10	(6)	17	11
Money market	(464)	950	486	195	1,358	1,553
Savings	15	(24)	(9)	(4)	(4)	(8)
Certificates of deposit	(842)	796	(46)	(578)	795	217
Total deposits	(1,318)	1,759	441	(393)	2,166	1,773
Advance payments by borrowers	—	—	—	1	(1)	—
Borrowings	440	(183)	257	685	(52)	633
Total interest-bearing liabilities	(878)	1,576	698	293	2,113	2,406
Change in net interest income	$608	$(90)	$518	$2,875	$(1,363)	$1,512

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of September 30, 2019, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$34,495	(9.96%)
+300	35,940	(6.19%)
+200	37,081	(3.21%)
+100	37,893	(1.09%)
Level	38,312	0.00%
-100	38,402	0.23%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At September 30, 2019, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2019, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$147,281	$(31,005)	(17.39%)	14.03%	(174)
+300	156,497	(21,789)	(12.22%)	14.63%	(114)
+200	164,965	(13,321)	(7.47%)	15.13%	(64)
+100	172,677	(5,609)	(3.15%)	15.55%	(22)
------	178,286	—	0.00%	15.77%	—
-100	181,964	3,678	2.06%	15.82%	5

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At September 30, 2019, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The Asset/Liability Committee may determine that the Bank should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions as to anticipated interest rate fluctuations in future periods. At present, the Asset/Liability Committee has determined that its "most likely" rate scenario considers no further decreases in short-term interest rates in 2019. The Federal Reserve Board reduced the Federal Funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. The "most likely" rate forecast is based primarily on information the Bank acquires from a service which includes a consensus forecast of numerous interest rate benchmarks. Additional actions may be implemented that are designed to achieve the desired sensitivity position which could change from time to time.

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

The following table sets forth the Bank’s interest-earning assets and the Bank’s interest-bearing liabilities at September 30, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2019
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$40,965	$40,965	$40,965	$40,965	$40,965	$40,965	$40,965	$6,425	$47,390
Available-for-sale securities	34,683	36,825	48,147	51,809	52,034	52,034	52,034	(68)	51,966
Net loans (includes LHFS)	85,823	136,607	252,101	438,743	903,691	950,786	950,786	(2,238)	948,548
FHLBNY stock	8,659	8,659	8,659	8,659	8,659	8,659	8,659	—	8,659
Other assets	—	—	—	—	—	—	—	43,425	43,425
Total	$170,130	$223,056	$349,872	$540,176	$1,005,349	$1,052,444	$1,052,444	$47,544	$1,099,988
Liabilities:
Non-maturity deposits	$285,001	$285,001	$285,001	$285,001	$285,001	$285,001	$285,001	$104,181	$389,182
Certificates of deposit	46,356	95,559	183,478	295,730	368,663	368,663	368,663	—	368,663
Other liabilities	65,000	65,000	65,000	76,029	169,404	169,404	169,404	12,185	181,589
Total liabilities	396,357	445,560	533,479	656,760	823,068	823,068	823,068	116,366	939,434
Capital	—	—	—	—	—	—	—	160,554	160,554
Total liabilities and capital	$396,357	$445,560	$533,479	$656,760	$823,068	$823,068	$823,068	$276,920	$1,099,988
Asset/liability gap	$(226,227)	$(222,504)	$(183,607)	$(116,584)	$182,281	$229,376	$229,376
Gap/assets ratio	42.92%	50.06%	65.58%	82.25%	122.15%	127.87%	127.87%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At September 30, 2019 and December 31, 2018, the Bank had $169.4 million and $44.4 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through a standby letter of credit of $3.5 million, and $7.6 million, respectively. At September 30, 2019, there was eligible collateral of approximately $297.1 million in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was $0 and $25.0 million outstanding at September 30, 2019 and December 31, 2018, respectively. The Bank did not have any securities sold under repurchase agreements with brokers as of September 30, 2019 and December 31, 2018, respectively.

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

Net cash provided by operating activities was $6.1 million and $6.7 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, purchase of new securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(63.9) million and $(96.3) million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and advances, was $35.4 million and $52.2 million for the nine months ended September 30, 2019 and 2018.

The Bank is committed to maintaining an adequate liquidity position. The liquidity position is monitored on a daily basis and it is anticipated that there will be sufficient funds to meet current funding commitments. Based on the deposit retention experience and current pricing strategy, it is anticipated that a significant portion of maturing time deposits will be retained.

At September 30, 2019 and December 31, 2018, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at September 30, 2019 and December 31, 2018. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent the Bank’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2019 and December 31, 2018, the Bank had outstanding commitments to originate loans and extend credit of $106.2 million and $104.5 million, respectively. It is anticipated that the Bank will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 totaled $183.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2019, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2019 - July 31, 2019	116,185	$14.28	593,163	329,988
August 1, 2019 -August 31, 2019	167,964	$14.36	761,127	162,024
September 1, 2019 - September 30, 2019	125,198	$14.32	886,325	—
Total	409,347	$14.33	886,325	—

(1)

The Company repurchased 409,347 shares and 886,325 shares, respectively, of its common stock at an aggregate cost of $5.9 million and $12.7 million, respectively, in the three and nine months ended September 30, 2019.

(2)	This number is not inclusive of the brokerage commission fee of $0.05 per share.
(3)	There were no shares yet to be purchased under the repurchase program at September 30, 2019, as the repurchase program expired on September 24, 2019.

The Company adopted a share repurchase program effective March 25, 2019 through September 24, 2019. Under the repurchase program, the Company could repurchase up to 923,151 shares of its common stock, or approximately 5% of the outstanding shares, which are to be used primarily to fund the grants of restricted stock units and stock options made under the Company’s 2018 Long-Term Incentive Plan. Repurchased shares are held by the Company as treasury shares until used to fund the restricted stock units and option grants or as otherwise determine by management. A total of 886,325 shares were repurchased under the program before it expired on September 24, 2019. During the quarter ended September 30, 2019, the Company repurchased 409,347 shares of the Company’s common stock.

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

Company Name

Date: November 8, 2019	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer