Form 10-K
period 2019-12-31
PDL Community Bancorp
filed 2020-03-17
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)of the Act. YES ☐ NO ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 16, 2020 was $67,950,046.

As of March 16, 2020, the registrant had 17,323,759 shares of common stock, $0.01par value per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement  relating to the Annual Meeting of Stockholders, schedule to be held on May 12, 2020.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

The Company’s cash flow is dependent on earnings from investments and any dividends received from Ponce Bank. PDL Community Bancorp does not own nor lease any property, but instead uses the premises, equipment and furniture of Ponce Bank. At the present time, we employ only persons who are officers of Ponce Bank to serve as officers of PDL Community Bancorp. We use the support staff of Ponce Bank from time to time. These persons are not separately compensated by PDL Community Bancorp. PDL Community Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

The Company’s executive office is located at 2244 Westchester Avenue, Bronx, New York 10462, and the telephone number at that address is (718) 931-9000.

Available Information

Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), PDL Community Bancorp is required to file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports as required with the SEC. The SEC website, www.sec.gov, provides access to all Company filings which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholders’ information are available free of charge on the Company’s website, www.poncebank.com (within the Investor Relations section). Information on our website is not and should not be considered part of this annual report.

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “PDLB.”

Ponce Bank

Ponce Bank is a federally-chartered stock savings association headquartered in the Bronx, New York. Ponce Bank was originally chartered in 1960 as a federally-chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” In 2017, the Bank adopted its current name. The Bank is designated as a Minority Depository Institution and a Community Development Financial Institution under applicable regulations.

The Bank’s business is conducted through its administrative office and 13 branch banking offices. The banking offices are located in Bronx (4 branches), Manhattan (2 branches), Queens (3 branches) and Brooklyn (3 branches), New York, and Union City (1 branch), New Jersey.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties, construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, as well as, mortgage-backed securities and Federal Home Loan Bank of New York (the “FHLBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

Market Area

The Bank is headquartered in the Bronx, New York, with our primary market in the other boroughs of New York City (excluding Staten Island) and Hudson County, New Jersey. The size and complex nature of the geographic footprint makes for diverse demographics that continue to undergo significant changes, in terms of economic, racial, ethnic and age parameters, all with potentially substantial long-term institutional ramifications.

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

The Bank has historically been funded through local community deposits. Today, the Bank continues to rely primarily on community deposits from its market areas to fund investments and loans. However, the mix of community deposits now includes consumer and commercial deposits with a strong reliance on time deposits.

Competition

The Bank faces significant competition within its market area both in originating loans and attracting deposits. There is a high concentration of financial institutions in the Bank’s market area, including national, regional and other locally-operated commercial banks, savings banks, savings associations and credit unions. Several “mega” banks exist in the market, such as JPMorgan Chase, Citibank and Capital One, many of whom are continuing to push for retail deposits. A number of the Bank’s competitors offer non-deposit products and services that the Bank does not currently offer, such as trust services, private banking, insurance services and asset management. Additionally, the Bank faces an increasing level of competition from non-core financial service providers that do not necessarily maintain a physical presence in the Bank’s market area, such as Quicken Loans, Freedom Mortgage and many internet financial service providers. The amount of competition facing the Bank is extensive and can negatively impact the Bank’s growth.

The market share of deposits in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 1.95% (June 30, 2019) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customers.

Lending Activities

General. The Bank’s principal lending activity is originating one-to-four family real estate, including residential investor-owned and owner-occupied, multifamily residential, nonresidential property, construction and land, and, to a lesser extent, commercial and industrial (“C&I”) business loans and consumer loans. It originates real estate and other loans through its loan officers, marketing efforts, customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. Subject to market conditions and our asset-liability analysis, it seeks to increase its emphasis on multifamily residential and nonresidential property loans in an effort to grow the overall loan portfolio and increase the overall yield earned on loans.

Lending activities are conducted primarily by the Bank’s salaried loan officers operating at its main and branch office locations. It also conducts lending activities through its subsidiary Ponce De Leon Mortgage Corporation. All loans originated by the Bank are underwritten pursuant to its policies and procedures. The Bank currently intends that substantially all of its mortgage loan originations will have adjustable interest rates. For our business loan originations, variable rate pricing is offered based on prime rate plus a margin.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding loans held-for-sale) at the dates indicated. Loans in process at December 31, 2019 and December 31, 2018 were $58.1 million and $46.5 million, respectively.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$305,272	31.60%	$303,197	32.61%	$287,158	35.51%	$227,409	34.90%	$203,239	35.25%
Owner-occupied	91,943	9.52%	92,788	9.98%	100,854	12.47%	97,631	14.98%	106,053	18.39%
Multifamily residential	250,239	25.90%	232,509	25.01%	188,550	23.31%	158,200	24.28%	122,836	21.30%
Nonresidential properties	207,225	21.45%	196,917	21.18%	151,193	18.70%	121,500	18.64%	106,462	18.46%
Construction and land	99,309	10.28%	87,572	9.42%	67,240	8.31%	30,340	4.67%	22,883	3.97%
Total mortgage loans	953,988	98.75%	912,983	98.20%	794,995	98.30%	635,080	97.46%	561,473	97.37%
Nonmortgage loans:
Business loans	10,877	1.13%	15,710	1.69%	12,873	1.59%	15,719	2.41%	14,350	2.49%
Consumer loans	1,231	0.13%	1,068	0.11%	886	0.11%	843	0.13%	788	0.14%
Total nonmortgage loans	12,108	1.25%	16,778	1.80%	13,759	1.70%	16,562	2.54%	15,138	2.63%
	966,096	100.00%	929,761	100.00%	808,754	100.00%	651,642	100.00%	576,611	100.00%

Net deferred loan origination costs	1,970		1,407		1,020		711		535
Allowance for losses on loans	(12,329)		(12,659)		(11,071)		(10,205)		(9,484)

Loans, net	$955,737		$918,509		$798,703		$642,148		$567,662

The Bank had one loan held for sale in the amount of $1.0 million at December 31, 2019 and had no loans held for sale at December 31, 2018.

Loan Products Offered by the Bank. The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2019:

At December 31, 2019
Loan Type	# of Loans	Principal Balance (In thousands)	% of Portfolio
Mortgage loans:
1-4 Family residential
Investor-owned	535	$305,272	31.60%
Owner-occupied	251	91,943	9.52%
Multifamily residential	273	250,239	25.90%
Nonresidential properties	204	207,225	21.45%
Construction and land
Construction 1-4 Investor	1	522	0.05%
Construction Multifamily	23	91,814	9.51%
Construction Nonresidential	4	6,973	0.72%
Nonmortgage loans:
Business loans
C&I lines of credit	58	8,812	0.91%
C&I loans (term)	17	2,065	0.21%
Consumer loans
Unsecured	41	475	0.05%
Passbook	126	756	0.08%
Grand Total	1,533	$966,096	100.00%

One-to-four Family Investor-Owned Loans. At December 31, 2019, one-to-four family investor-owned loans were $305.3 million, or 31.6% of the Bank’s total loans. Investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential property represent the Bank’s largest lending category. The majority of the portfolio, $265.6 million, or 86.9%, are two-to-four family properties (442 accounts), while the remaining $40.0 million, or 13.1%, are primarily single family, non-owner-occupied investment properties (93 accounts). The three largest loans in this category are $4.7 million, $3.1 million and $3.0 million. In this category, loans totaling $120.7 million, or 39.5%, are secured by properties located in Queens County, $113.1 million, or 36.9%, in Kings County, $29.4 million, or 9.6%, in Bronx County, and $15.6 million, or 5.1%, in New York County. The rest of this category, less than 9.0%, is spread out in other counties and no other concentration exceeded $6.0 million, or 1.9%.

The Bank imposes strict underwriting guidelines in the origination of such loans, including lower maximum loan-to-value ratios of 70% on purchases and 65% on refinances, a required minimum debt service coverage ratio (net operating income divided by debt service requirement) of 1.20x that must be met by either the property on a standalone basis or by the inclusion of the owner(s) as co-borrower(s). In addition, all such loans currently require that the transaction exhibit a global debt service coverage ratio (net operating income divided by debt service requirement) of no less than 1.0x. This coverage ratio indicates that the owner has the capacity to support the loan along with all personal obligations. On occasion, the Bank has required that the borrower establish a cash reserve to be held at the Bank in order to provide additional security. The maximum term on such loans is 30 years, typically with five-year adjustable rates.

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

One-to-four Family Owner-occupied Loans. One-to-four family owner-occupied loans totaled $91.9 million, or 9.5% of the Bank’s total loan portfolio at December 31, 2019. The three largest loans outstanding in this category had outstanding balances of $2.2 million, $2.0 million and $1.7 million. There are only 18 loans with an outstanding balance in excess of $1.0 million, which in total account for less than 26.0% of this category. At December 31, 2019, approximately $34.7 million, or 37.7%, of this category was secured by properties located in Queens County, $10.0 million, or 10.9%, in Kings County, $8.8 million, or 9.6%, in Bronx County, and $8.8 million, or 9.6%, in New York County. None of the other geographical concentrations exceeded 8% of this category.

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

The Bank generally limits loans in this category to a maximum loan-to-value ratio of 90% for a purchase and 80% for a refinance, based on the lower of the purchase price or appraised value. The maximum loan term is 30 years, self-amortizing. Being that the Bank is a portfolio lender, it presently does not offer a fixed-rate product. The Bank currently offers mostly 5/1 and 5/5 adjustable rate loans that adjust based on a spread ranging between 2.75% to 3.00% over the one or five-year FHLBNY rate. The maximum amount by which the interest rate may increase generally is limited to 2% for the first two adjustments and 5% for the life of the loan.

Multifamily and Nonresidential Loans. At $250.2 million, or 25.9% of the Bank’s total loan portfolio at December 31, 2019, loans secured by multifamily properties represent the Bank’s second largest lending concentration. The nonresidential portfolio accounts for $207.2 million, or 21.4% of the total loan portfolio, and represents the third largest concentration. Combined, the multifamily and nonresidential loan portfolios amount to $457.5 million, or 47.3% of the Bank’s total loan portfolio at December 31, 2019. The three largest loans were $11.4 million, $9.8 million and $7.8 million, with the largest being a nonresidential building, and the other two being multifamily residential and nonresidential, respectively. Of the total of $457.5 million, 141 loans have balances in excess of $1.0 million and account for $304.3 million, or approximately 66.5%, of this lending concentration. In terms of geographical concentrations, $192.1 million, or 42.0%, are secured by properties located in Queens County, $101.8 million, or 22.3%, in Kings County, $66.1 million, or 14.4%, in Bronx County, $27.2 million, or 6.0%, in New York County and $20.7 million, or 4.5%, in Westchester County. All other concentrations by county, which account for less than 11.0% of this category, have balances of $14.0 million or less. In the nonresidential portfolio, the overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $67.2 million, or 32.4% of the portfolio, industrial and warehouse at $42.0 million, or 20.3%, service, doctor, dentist, beauty, etc. at $26.9 million, or 13.0%, offices at $18.1 million, or 8.7%, hotels and motels at $15.7 million, or 7.6%, restaurants at $17.2 million, or 8.3%, and churches at $10.4 million, or 5.0%. The rest of the portfolio accounts for other property types, with none exceeding 4.0% as a portfolio concentration.

The Bank considers a number of factors when originating multifamily and nonresidential mortgages. Loans secured by multifamily and nonresidential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in this type of lending is the borrower’s creditworthiness and the viability and cash flow potential of the property. Payments on loans secured by income-producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be more subject to adverse conditions in the real estate market or the economy as compared to residential real estate loans. To address the risks involved, the Bank evaluates the qualifications and financial resources of the underlying principal(s) of the borrower, including credit history, profitability and expertise, as well as the value of cash flows and condition of the property securing the loan. When evaluating the qualifications of the borrower, the Bank considers the financial resources of the borrower, the experience of the underlying principal(s) of the borrower in owning or managing similar properties and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value or purchase price of the mortgaged property (whichever is lower), and the debt service coverage ratio. All multifamily and nonresidential loans are supported by appraisals that conform to the Bank’s appraisal policy. The Bank generally limits the maximum loan-to-value ratio on these loans to 75%, based on the lower of the purchase price or appraised value of the subject property (70% on the refinance of nonresidential properties such as retail spaces, office buildings, and warehouses). The maximum loan term ranges between 25 and 30 years. As is the Bank’s general policy, the Bank offers only adjustable rates on its multifamily and nonresidential mortgages - with adjustments based on a spread currently ranging between 2.75% to 3.00% over the five-year FHLBNY rate.

Construction and Land Lending. Construction and land lending totaled $99.3 million, or 10.3%, of the Bank’s total loan portfolio at December 31, 2019, (28 projects) with the majority consisting of multifamily residential projects (23 projects). Out of the $99.3 million, $91.8 million are multifamily, of which $49.7 million, or 54.1%, are secured by properties located in Queens County, $35.7 million, or 38.9%, in Kings County, $4.6 million, or 5.0%, in New York County and $1.9 million, or 2.0%, in Bronx County. At December 31, 2019, loans in process related to construction loans totaled $58.1 million.

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

C&I Loans and Lines of Credit. C&I loans and lines of credit represent less than 2.0% of the Bank’s total loan portfolio at December 31, 2019. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

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

Underwriters are required to identify at least two sources of repayment, usually recommend that loans contain covenants, such as minimum debt service coverage ratios, minimum global debt service coverage ratios, maximum leverage ratios, 30-day “cleanups” or “clean-downs,” as applicable, and must require periodic financial reporting. In addition, every effort is made to set up borrowers with auto-debit for loan payments and strongly encourage them to maintain operating accounts at the Bank.

Lines of credit are typically short-term facilities (12 months) that are provided for occasional or seasonal needs. They are extended to only qualifying borrowers who have established cash flow from operations and a clean credit history. At a minimum, a bi-annual 30-day clean-up, or 75% bi-annual pay-down period is required, although annually is preferred. A clean-up period generally is not required on amortizing secured lines. Guarantors, which are usually required, must have clean credit histories and a substantial outside net worth. Most lines contain an option to convert to a term loan upon maturity.

Secured term loans are long-term facilities extended typically for the purpose of financing the purchase of a long term asset. At a minimum, they will be collateralized by the asset being purchased. They may also be secured by an existing long term business asset or outside collateral pledged by the guarantor or borrower. Unsecured term loans are usually extended only to well-known borrowers who have established strong cash flow from operations and a clean credit history. Although Bank policy allows term loans for up to ten years, the preference is to offer self-amortizing term loans based on a term of no more than five-to-seven years.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities during the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Total loans at beginning of year	$929,761	$808,754	$651,642	$576,611	$552,259
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	32,827	38,738	85,333	57,167	39,309
Owner-occupied	9,117	6,430	15,278	14,741	12,555
Multifamily residential	53,288	66,674	51,451	51,876	34,048
Nonresidential properties	37,975	72,926	56,327	31,408	18,365
Construction and land	69,240	55,295	69,011	5,693	3,497
Total mortgage loans	202,447	240,063	277,400	160,885	107,774
Nonmortgage loans:
Business	1,175	5,101	17,873	1,222	7,451
Consumer	755	697	597	718	692
Total nonmortgage loans	1,930	5,798	18,470	1,940	8,143
Total loans originated	204,377	245,861	295,870	162,825	115,917
Loans purchased:
Mortgage loans:
1-4 family residential	—	—	—	—	—
Investor-owned	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Total mortgage loans	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans purchased	—	—	—	—	—
Loans sold:
Mortgage loans:
1-4 family residential
Investor-owned	(3,520)	(1,759)	(139)	—	—
Owner-occupied	—	(2,502)	(819)	—	—
Multifamily residential	—	(535)	—	—	—
Nonresidential properties	(196)	(2,045)	(2,010)	—	—
Construction and land	—	—	—	—	—
Total mortgage loans	(3,716)	(6,841)	(2,968)	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans sold	(3,716)	(6,841)	(2,968)	—	—
Principal repayments and other	(164,326)	(118,013)	(135,790)	(87,794)	(91,565)
Net loan activity	36,335	121,007	157,112	75,031	24,352
Total loans at end of year	$966,096	$929,761	$808,754	$651,642	$576,611

Contractual Maturities.  The following table sets forth the contractual maturities of the total loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	December 31, 2019
	One year or less	More than one year to five years	More than five years	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$4,907	$12,971	$287,394	$305,272
Owner-occupied	322	2,127	89,494	91,943
Multifamily residential	32	6,083	244,124	250,239
Nonresidential properties	1,936	15,045	190,244	207,225
Construction and land	72,329	26,980	—	99,309
Total mortgage loans	79,526	63,206	811,256	953,988
Nonmortgage loans:
Business loans	7,886	2,991	—	10,877
Consumer loans	115	1,116	—	1,231
Total nonmortgage loans	8,001	4,107	—	12,108
Total	$87,527	$67,313	$811,256	$966,096

The following table sets forth the Bank’s fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$34,629	$265,736	$300,365
Owner-occupied	15,234	76,387	91,621
Multifamily residential	23,855	226,352	250,207
Nonresidential properties	22,978	182,311	205,289
Construction and land	—	26,980	26,980
Total mortgage loans	96,696	777,766	874,462
Nonmortgage loans:
Business loans	—	2,991	2,991
Consumer loans	—	1,116	1,116
Total nonmortgage loans	—	4,107	4,107
Total	$96,696	$781,873	$878,569

Loan Approval Procedures and Authority. The Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2019 was $22.0 million, with the ability to lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2019, the Bank complied with these loans-to-one borrower limitations. At December 31, 2019, the Bank’s largest aggregate exposure to one borrower was $20.5 million with an outstanding balance of $8.4 million. The second and third largest exposures were $15.0 million and $14.5 million with outstanding balances of $5.1 million and $13.7 million, respectively. No other loan or loans-to-one borrower, individually or cumulatively, exceeded $14.0 million, or 63.6% of the lending limit.

The Bank’s lending is subject to written policies, underwriting standards and operating procedures. Decisions on loan requests are made on the basis of detailed applications submitted by the prospective borrower, credit histories that the Bank obtains and property valuations, consistent with the appraisal policy. The appraisals are prepared by outside independent licensed appraisers and reviewed by third parties, all approved by the Board of Directors. The Loan Committee usually reviews appraisals in considering a loan application. The performance of the appraisers is also subject to internal evaluations using scorecards and are assessed periodically. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and all information provided with the application and provided checklists as part of the application package are evaluated by the loan underwriting department.

The lending approval process starts with the processing of the application package, which is reviewed for completeness and then all necessary agency reports are ordered. Upon initial review and preparation of preliminary documents by the processors in the underwriting department, the file is assigned to an underwriter. The underwriters are responsible for presenting the loan request along with a recommendation, to the Loan Committee, and to the Board of Directors when the credit exposure is greater than the Loan Committee’s authority or there are exceptions to the loan policy. If approved, closed and booked, the loan reviewers then undertake the responsibility of monitoring the credit file for the life of the loan by assessing the borrower’s creditworthiness periodically, given certain criteria and following certain operating procedures. An independent third party also performs loan reviews following similar criteria and scope under the oversight of the Audit Committee of the Board of Directors.

At this time, the Bank does not originate loans with the intent of selling them into the secondary market.

Delinquencies and Non-Performing Assets

Delinquency Procedures. Collection efforts commence the day following the grace period, normally on the 17th of the month.  Those loans that have experienced sporadic late payments over the previous 12 months are reviewed with a greater degree of diligence. Late notices are generated and distributed on the 17th and 30th day of the month. The Collection Department pursues collection efforts up until the 90th day past due. At that time, the Bank usually will initiate legal proceedings for collection or foreclosure unless it is in the best interest of the Bank to work further with the borrower to arrange a suitable workout plan.

Prior to acquiring property through foreclosure proceedings, the Bank will obtain an updated appraisal to determine the fair market value and proceed with net adjustments according to accounting principles. Board of Directors approval is required to pursue a foreclosure.

For the years ended December 31, 2019 and 2018, the Bank collected $162,000 and $207,000, respectively, of interest income on non-accruing troubled debt restructured loans, of which $24,000 and $135,000, respectively, was recognized into income. The remaining interest collected on non-accruing troubled debt restructured loans for these periods was applied as a principal reduction for the remaining life of the loan, or until the loan is deemed performing.

Delinquent Loans. The following table sets forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2019			2018			2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$3,866	$—	$1,082	$6,539	$470	$—	$1,201	$—	$472
Owner-occupied	3,405	—	1,295	1,609	574	995	585	—	3,391
Multifamily residential	3,921	—	—	995	—	—	46	—	—
Nonresidential properties	3	—	3,708	—	4	1,052	11	—	1,882
Construction and land	—	—	—	—	—	—	—	—	—
Nonmortgage Loans:
Business	—	—	—	292	—	—	239	—	51
Consumer	—	—	—	—	—	—	—	—	—
Total	$11,195	$—	$6,085	$9,435	$1,048	$2,047	$2,082	$—	$5,796

	At December 31,
	2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$2,716	$—	$325	$2,306	$659	$805
Owner-occupied	2,562	557	1,734	1,023	311	1,712
Multifamily residential	819	—	—	84	—	—
Nonresidential properties	41	—	1,994	680	55	859
Construction and land	—	—	—	—	—	—
Nonmortgage Loans:
Business	25	—	22	—	—	—
Consumer	—	—	—	—	—	—
Total	$6,163	$557	$4,075	$4,093	$1,025	$3,376

Owner-occupied, one-to-four family residential loans 30-59 days past due increased $1.8 million, or 111.67%, to $3.4 million at December 31, 2019 compared to $1.6 million at December 31, 2018. The increase was mainly attributed to increases of five relationships consisting of five loans totaling $3.0 million offset by decreases of four relationships consisting of four loans totaling $1.2 million.

Multifamily residential loans 30-59 days past due increased $2.9 million, or 294.03%, to $3.9 million at December 31, 2019 compared to $1.0 million at December 31, 2018. The increase was mainly attributed to increases of three relationships consisting of three loans totaling $3.9 million offset by decreases of two relationships consisting of two loans totaling $1.0 million.

Investor-owned, one-to-four family residential loans 30-59 days past due decreased $2.6 million, or 40.88%, to $3.9 million at December 31, 2019 compared to $6.5 million at December 31, 2018. The decrease was mainly attributed to decreases of seven relationships consisting of seven loans totaling $6.1 million offset by increases of five relationships consisting of five loans totaling $3.5 million.

Investor-owned, one-to-four family residential loans past due 90 days or more increased $1.1 million, or 100.00%, to $1.1 million at December 31, 2019 compared to no loans at December 31, 2018. The increase was mainly attributed to two relationships consisting of two loans totaling $1.1 million.

Nonresidential properties loans past due 90 days or more increased $2.6 million, or 252.50%, to $3.7 million at December 31, 2019 compared to $1.1 million at December 31, 2018. The increase was mainly attributed to increases of two relationships consisting of two loans totaling $3.2 million offset by decreases of two relationships consisting of two loans totaling $569,000.

Non-Performing Assets. The following table sets forth information regarding non-performing assets. Non-performing assets are comprised of non-accrual loans, non-accrual troubled debt restructurings, and real estate owned. Non-accrual loans include non-accruing troubled debt restructurings of $3.6 million, $3.6 million, $4.6 million, $2.7 million, and $4.5 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$2,312	$205	$1,034	$809	$1,635
Owner-occupied	1,009	1,092	2,624	1,463	1,078
Multifamily residential	—	16	521	—	—
Nonresidential properties	3,555	706	1,387	1,614	1,660
Construction and land	1,118	1,115	1,075	1,145	637
Nonmortgage loans:
Business	—	—	147	22	13
Consumer	—	—	—	—	—
Total nonaccrual loans (not including non-accruing troubled debt restructured loans)	$7,994	$3,134	$6,788	$5,053	$5,023

Non-accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$467	$1,053	$1,144	$1,240	$2,599
Owner-occupied	2,491	1,987	2,693	646	1,055
Multifamily residential	—	—	—	—	—
Nonresidential properties	646	604	783	783	828
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing troubled debt restructured loans	3,604	3,644	4,620	2,669	4,482
Total nonaccrual loans	$11,598	$6,778	$11,408	$7,722	$9,505

Real estate owned:
Mortgage loans:
1-4 family residential
Investor-owned	$—	$—	$—	$—	$—
Owner-occupied
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	76
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total real estate owned	—	—	—	—	76
Total nonperforming assets	$11,598	$6,778	$11,408	$7,722	$9,581

Accruing loans past due 90 days or more:
Mortgage loans:
1-4 family residential
Investor-owned	$—	$—	$7	$—	$—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$7	$—	$—
Accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$5,191	$5,192	$6,559	$6,422	$6,579
Owner-occupied	2,090	3,456	4,756	7,271	8,326
Multifamily residential	—	—	—	—	—
Nonresidential properties	1,306	1,438	1,958	4,066	4,186
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	14	374	477	593	814
Consumer	—	—	—	—	—
Total accruing troubled debt restructured loans	$8,601	$10,460	$13,750	$18,352	$19,905
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans	$20,199	$17,238	$25,165	$26,074	$29,486
Total nonperforming loans to total loans	1.20%	0.73%	1.41%	1.20%	1.65%
Total nonperforming assets to total assets	1.10%	0.64%	1.23%	1.04%	1.35%
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans to total assets	1.92%	1.63%	2.72%	3.50%	4.19%

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency (“OCC”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with its classification of assets policy, it regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Classified Loans:
Substandard	$22,787	$18,665	$22,999	$19,225	$17,786
Total classified loans	22,787	18,665	22,999	19,225	17,786
Special mention loans	17,355	14,394	5,317	2,549	6,469
Total classified and special mention loans	$40,142	$33,059	$28,316	$21,774	$24,255

Special mention loans increased $3.0 million, or 20.57%, to $17.4 million at December 31, 2019 compared to $14.4 million at December 31, 2018. The increase was primarily attributable to two construction multi-family loans which increased in the aggregate by $6.9 million to $14.9 million offset by decreases of $1.3 million in 1-4 family investor owned loans, $1.4 million in commercial lines of credit and loans, $500,000 in 1-4 family construction loans and $800,000 for multifamily residential loans.

Troubled Debt Restructurings. The Bank occasionally modifies loans to help borrowers stay current on their loans and to avoid foreclosure. The Bank considers modifications only after analyzing a borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. The Bank generally does not forgive principal or interest on loans, but may do so if it is in its best interest and increases the likelihood that it can collect the remaining principal balance. The Bank may modify the terms of loans to lower interest rates, which may be at below market rates, to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interests.

At December 31, 2019, there were 36 loans modified as troubled debt restructured loans totaling $12.2 million. Of these, 10 troubled debt restructured loans, totaling $3.6 million, were included in non-accrual loans and the remaining 26 troubled debt restructured loans, totaling $8.6 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

At December 31, 2018, there were 40 loans modified as troubled debt restructured loans totaling $14.1 million. Of these, 8 troubled debt restructured loans totaling $3.6 million were included in non-accrual loans and the remaining 32 troubled debt restructured loans, totaling $10.5 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

For the year ended December 31, 2019, there was one troubled debt restructured loan amounting to $275,000 and for the year ended December 31, 2018, there were no loans modified to troubled debt restructured.

Allowance for Loan and Lease Losses

The Bank has approved and maintained an appropriate, systematic and consistently applied process to determine the dollar amounts of the allowance for loan and lease losses (“ALLL”) that is adequate to absorb inherent losses in the loan portfolio and other held financial instruments. An inherent loss, as defined by U.S. Generally Accepted Accounting Principles (“U.S.GAAP”), and applicable banking regulations, is an unconfirmed loss that probably exists based on the information that is available as of the evaluation date. It is not a loss that may arise from events that might occur as a result of a possible future event. Arriving at an appropriate allowance involves a high degree of management’s judgment, is inevitably imprecise, and results in a range of possible losses.

The determination of the dollar amounts of the ALLL is based on management’s current judgments about the credit quality of the loan portfolio taking into consideration all known relevant internal and external factors that affect loan payments at the end of each month. The dollar amounts reported each month for the ALLL are reviewed at least quarterly by the Board of Directors. To ensure that the methodology remains appropriate for the Bank, the Board of Directors periodically has the methodology validated externally and causes revisions to be made when appropriate. The Audit Committee of the Board of Directors oversees and monitors the internal controls over the ALLL determination process. The Bank adheres to a safe and sound banking practice by maintaining, analyzing, and supporting an adequate ALLL in accordance with U.S.GAAP and supervisory guidance.

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

•	The particular risks inherent in different kinds of lending shall be taken into consideration.
•	The current collateral values, less the costs to sell, shall be taken into consideration when applicable.
•	The Bank shall require that competent and well-trained personnel perform the analysis, estimates, reviews and other ALLL methodology functions.
•	The ALLL methodology shall be based on current and reliable information.
•	The ALLL methodology shall be well documented, in writing, with clear explanations of the supporting analyses and rationale.
•	The ALLL methodology shall include a systematic and logical method to consolidate the loss estimates and ensure the ALLL balance is recorded in accordance with U.S. GAAP.

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

Validation of the ALLL. The Bank considers its ALLL methodology valid when it accurately estimates the amount of probable loss contained in the loan portfolio. The Bank has employed procedures, including the following, when validating the reasonableness of its ALLL methodology and determining whether there may be deficiencies in its overall methodology or loan grading process:

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

As an integral part of its examination process, the OCC will periodically review the Bank’s allowance for loan losses. Following such review, the Bank may determine that it is appropriate to recognize additions to the allowance based on its judgment and information available to it at the time of such examination.

Current expected credit losses. On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, the current expected credit losses (“CECL”) standard. In October 2019, the FASB voted to defer implementation of the standard for non-public business entities and smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. In response to the new model, the Bank has reassessed its risk management policies and procedures in order for it to successfully implement CECL. Once adopted, the Bank will have to estimate the allowance for loan losses on expected losses rather than incurred losses.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$12,659	$11,071	$10,205	$9,484	$9,449
Provision (recovery) for loan losses	258	1,249	1,716	(57)	353
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	(8)	—	—	(38)	(142)
Owner-occupied	—	—	—	—	(140)
Multifamily residential	—	—	—	(3)	(257)
Nonresidential properties	—	—	—	—	(19)
Construction and land	—	—	—	(85)	(77)
Nonmortgage loans:
Business	(724)	(34)	(1,423)	—	—
Consumer	—	(14)	(6)	(13)	(8)
Total charge-offs	(732)	(48)	(1,429)	(139)	(643)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	23	1	25	18	53
Owner-occupied	—	250	176	142	10
Multifamily residential	—	—	2	1	—
Nonresidential properties	9	9	9	9	31
Construction and land	—	—	2	5	—
Nonmortgage loans:
Business	110	122	359	733	224
Consumer	2	5	6	9	7
Total recoveries	144	387	579	917	325
Net (charge-offs) recoveries	(588)	339	(850)	778	(318)
Allowance at end of year	$12,329	$12,659	$11,071	$10,205	$9,484
Allowance for loan losses as a percentage for nonperforming loans	106.30%	186.77%	97.05%	132.15%	99.78%
Allowance for loan losses as a percentage of total loans	1.28%	1.36%	1.37%	1.57%	1.64%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.06%)	0.04%	(0.12%)	0.13%	(0.06%)

Allowance for Loan and Lease Losses.  The following table sets forth the allowance for loan and lease losses by loan category and the percent of the allowance in each category to the total allowance at the dates indicated. The allowance for loan and lease losses of each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2019			2018			2017
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,503	28.42%	31.60%	$3,799	30.01%	32.61%	$3,716	33.57%	35.51%
Owner-occupied	1,067	8.65%	9.52%	1,208	9.55%	9.98%	1,402	12.66%	12.47%
Multifamily residential	3,865	31.35%	25.90%	3,829	30.25%	25.01%	3,109	28.08%	23.31%
Nonresidential properties	1,849	15.00%	21.45%	1,925	15.20%	21.18%	1,424	12.86%	18.70%
Construction and land	1,782	14.45%	10.28%	1,631	12.88%	9.42%	1,205	10.89%	8.31%
Total mortgage loans	12,066	97.87%	98.75%	12,392	97.89%	98.20%	10,856	98.06%	98.30%
Nonmortgage loans:
Business	254	2.06%	1.13%	260	2.05%	1.69%	209	1.89%	1.59%
Consumer	9	0.07%	0.13%	7	0.06%	0.11%	6	0.05%	0.11%
Total nonmortgage loans	263	2.13%	1.25%	267	2.11%	1.80%	215	1.94%	1.70%
Total	$12,329	100.00%	100.00%	$12,659	100.00%	100.00%	$11,071	100.00%	100.00%

	At December 31,
	2016			2015
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,146	30.83%	34.90%	$2,843	29.98%	35.25%
Owner-occupied	1,805	17.69%	14.98%	2,126	22.42%	18.39%
Multifamily residential	2,705	26.51%	24.28%	1,994	21.02%	21.30%
Nonresidential properties	1,320	12.92%	18.64%	1,298	13.69%	18.46%
Construction and land	615	6.03%	4.66%	502	5.29%	3.97%
Total mortgage loans	9,591	93.98%	97.46%	8,763	92.40%	97.37%
Nonmortgage loans:
Business	597	5.85%	2.41%	709	7.47%	2.49%
Consumer	17	0.17%	0.13%	12	0.13%	0.14%
Total nonmortgage loans	614	6.02%	2.54%	721	7.60%	2.63%
Total	$10,205	100.00%	100.00%	$9,484	100.00%	100.00%

At December 31, 2019, the allowance for loan and lease losses represented 1.27% of total loans and 106.30% of nonperforming loans compared to 1.36% of total loans and 186.77% of nonperforming loans at December 31, 2018. The allowance for loan and lease losses decreased to $12.3 million at December 31, 2019 from $12.7 million at December 31, 2018. There were $588,000 in net charge-offs and $339,000 in net loan recoveries during the years ended December 31, 2019 and 2018, respectively.

Although the Bank believes that it uses the best information available to establish the ALLL, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, although the Bank believes that it has established the ALLL in conformity with U.S. GAAP, after a review of the loan portfolio by regulators, the Bank may determine it is appropriate to increase the ALLL. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing ALLL may not be adequate and increases may be necessary should the quality of any loan or lease deteriorate as a result of the factors discussed above. Any material increase in the ALLL may adversely affect the Bank’s financial condition and results of operations.

Investment Activities

General. The Bank’s investment policy was adopted and is reviewed annually by the Board of Directors. The Chief Financial Officer (designated as the Chief Investment Officer) will plan and execute investment strategies consistent with the policies approved by the Board of Directors. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least quarterly by the Bank’s asset-liability committee and the Board of Directors.

The current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the U.S. government and its agencies or government-sponsored enterprises including mortgage-backed and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; and corporate bonds and obligations, and certificates of deposit in other financial institutions.

At December 31, 2019 and 2018, the investment portfolio consisted of available-for-sale securities and obligations issued by the U.S. government and government-sponsored enterprises and the FHLBNY stock. At December 31, 2019 and 2018, the Bank owned $5.7 million and $2.9 million, respectively, of FHLBNY stock. As a member of FHLBNY, the Bank is required to purchase stock from the FHLBNY which is carried at cost and classified as restricted equity securities.

Available-for-sale Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale securities portfolio at the dates indicated, which consisted of U.S. government and federal agencies, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2019		2018		2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government and Federal Agencies	$16,373	$16,354	$20,924	$20,515	$24,911	$24,552	$41,906	$41,559	$71,899	$71,166
US Treasury	—	—	4,997	4,995	—	—	—	—	—	—

Certificates of Deposit	—	—	—	—	—	—	500	500	—	—

Mortgage-Backed Securities
FHLMC Certificates	—	—	—	—	—	—	192	216	202	222
FNMA Certificates	4,680	4,659	778	759	1,118	1,103	3,600	3,606	4,411	4,432
GNMA Certificates	482	491	870	875	3,205	3,242	6,744	6,809	6,084	6,214
Total	$21,535	$21,504	$27,569	$27,144	$29,234	$28,897	$52,942	$52,690	$82,596	$82,034

At December 31, 2019 and 2018, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2019 and 2018, there were mortgage-backed securities with a carrying value of $5.2 million and $1.6 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family residential or multifamily residential mortgages, although the Bank invests primarily in mortgage-backed securities backed by one-to-four family residential mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

Residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on the securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government and Federal Agencies	$16,373	1.38%	$—	—	$—	—	$—	—	$16,373	$16,354	1.38%
US Treasury	—	—							—	—	—

Mortgage-Backed Securities
FNMA Certificates	—	—	500	1.79%	—	—	4,180	2.85%	4,680	4,659	2.74%
GNMA Certificates	—	—	—	—	—	—	482	2.88%	482	491	2.88%
Total	$16,373	1.38%	$500	1.79%	$—	—	$4,662	2.85%	$21,535	$21,504	1.71%

Sources of Funds

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank may also use borrowings, primarily from the FHLBNY, brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and manage the cost of funds. At December 31, 2019, the amount available to the Bank to borrow from the FHLBNY was $124.3 million. In addition, the Bank receives funds from scheduled loan payments, investment maturities and calls, loan prepayments and income on earning assets. Although scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Deposits are generated primarily from the Bank’s primary market area. The Bank offers a selection of deposit accounts, including demand accounts, savings accounts and certificates of deposit to individuals, business entities, non-profit organizations and individual retirement accounts. Deposit account terms vary, with the primary differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and premature withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The Bank relies upon personalized customer service, long-standing relationships with customers and the favorable image of the Bank in the community to attract and retain deposits. The Bank recently implemented a fully functional electronic banking platform, including mobile applications, remote deposit capture and online bill pay, among others, as a service to retail and business customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. In January 2019, the Bank implemented targeted marketing campaigns and give-aways to increase retail and commercial demand and money market accounts. During 2019, the Bank opened 3,144 of such accounts with aggregate balances of $39.5 million at December 31, 2019. The ability to attract and maintain these and other interest-bearing deposits, and the rates paid on them, have been, and will continue to be, significantly affected by competition and market conditions.

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA	$27,539	3.50%	0.44%	$28,182	3.74%	0.36%	$26,818	3.82%	0.36%
Money market	124,729	15.88%	2.04%	60,113	7.97%	1.17%	48,006	6.83%	0.81%
Savings	119,521	15.22%	0.13%	125,395	16.63%	0.61%	128,282	18.26%	0.39%
Certificates of deposit	403,010	51.30%	1.90%	439,737	58.32%	1.73%	387,232	55.13%	1.53%
Interest-bearing deposits	674,799	85.90%	1.56%	653,427	86.66%	1.31%	590,338	84.04%	1.11%
Non-interest bearing demand	110,745	14.10%	—	100,628	13.34%	—	112,113	15.96%	—
Total deposits	$785,544	100.00%	1.34%	$754,055	100.00%	1.14%	$702,451	100.00%	0.94%

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Beginning balance	$809,758	$713,985	$643,078
Net deposits (withdrawals) before interest credited	(38,219)	87,185	64,338
Interest credited	10,504	8,588	6,569
Net increase (decrease) in deposits	(27,715)	95,773	70,907
Ending balance	$782,043	$809,758	$713,985

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2019	2018	2017
	(Dollars in thousands)
Interest Rate:
0.05% - 0.99%	$8,452	$11,749	$33,438
1.00% - 1.49%	62,492	84,484	136,865
1.50% - 1.99%	94,020	103,423	107,324
2.00% - 2.49%	172,596	187,453	127,556
2.50% - 2.99%	44,961	31,338	4,878
3.00% and greater	6,977	5,639	—
Total	$389,498	$424,086	$410,061

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2019.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$8,452	$—	$—	$—	$8,452	2.17%
1.00% - 1.49%	46,191	13,815	2,209	277	62,492	16.05%
1.50% - 1.99%	56,181	23,377	7,365	7,097	94,020	24.14%
2.00% - 2.49%	75,613	58,097	33,405	5,481	172,596	44.31%
2.50% - 2.99%	27,704	12,767	1,247	3,243	44,961	11.54%
3.00% and greater	3,018	1,898	—	2,061	6,977	1.79%
Total	$217,159	$109,954	$44,226	$18,159	$389,498	100.00%

At December 31, 2019, the aggregate amount of all certificates of deposit in amounts greater than or equal to $100,000 was $293.6 million.  The following table sets forth the maturity of those certificates as of December 31, 2019.

At December 31,
Maturity Period:	(Dollars in thousands)
Three months or less	$57,599
Over three months through six months	32,348
Over six months through one year	74,170
Over one year to three years	119,052
Over three years	10,434
Total	$293,603

At December 31, 2019, certificates of deposit equal to or greater than $250,000 totaled $84.3 million of which $48.1 million matures on or before December 31, 2020. At December 31, 2019, passbook savings accounts and certificates of deposit with a passbook feature totaled $174.6 million, reflecting depositors’ preference for traditional banking services.

Borrowings. The Bank may obtain advances from the FHLBNY by pledging as security its capital stock at the FHLBNY and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than the Bank’s deposits, they can change the Bank’s interest rate risk profile. At December 31, 2019 and 2018, the Bank had $104.4 million and $44.4 million of outstanding FHLBNY advances, respectively. Additionally, the Bank has an unsecured line of credit in the amount of $25.0 million with a correspondent bank of which $0.0 million and $25.0 million were outstanding at December 31, 2019 and 2018, respectively. The Bank also had a guarantee from the FHLBNY through a standby letter of credit of $3.5 million and $7.6 million at December 31, 2019 and 2018, respectively.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2019	2018	2017
	(Dollars in Thousands)
FHLBNY Advances:
Balance outstanding at end of period	$104,404	$44,404	$16,400
Average amount outstanding during the period	81,404	32,157	9,738
Maximum outstanding at any month-end during the period	169,404	44,404	55,000
Weighted average interest rate during the period	2.32%	1.87%	1.08%
Weighted average interest rate at the end of the period	2.21%	2.72%	2.02%

Correspondent Borrowings:
Balance outstanding at end of period	$—	$25,000	$20,000
Average amount outstanding during the period	—	2,729	548
Maximum outstanding at any month-end during the period	—	25,000	20,000
Weighted average interest rate during the period	—	2.26%	1.64%
Weighted average interest rate at the end of the period	—	2.64%	1.64%

Personnel

At December 31, 2019 and 2018, the Bank had 183 and 181 full-time equivalent employees, respectively. Employees are not represented by any collective bargaining group.

Subsidiaries

The Company has a subsidiary, Ponce Bank, which itself has two subsidiaries, Ponce de Leon Mortgage Corp., a New York State chartered mortgage brokerage entity, whose employees are registered in New York and New Jersey, and PFS Services, Corp., which owns two of the Bank’s properties.

Regulation and Supervision

General

As a federally-chartered, stock savings association, the Bank is subject to examination, supervision and regulation, primarily by the OCC, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of deposits. The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank is engaging and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

The Bank is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, the Bank is a member of and owns stock in the FHLBNY, which is one of the 11 regional banks in the Federal Home Loan Bank System. The Bank’s relationship with its depositors and borrowers is also regulated, to a great extent, by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of loan documents.

As savings and loan holding companies, the Company and Ponce Bank Mutual Holding Company, are subject to examination and supervision by, and are required to file certain reports with, the Federal Reserve Board. The Company is subject to the rules and regulations of the SEC under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to the Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company and the Bank and their respective operations.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act“), made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for their insured depository subsidiaries, and restricted the components of Tier 1 capital for holding companies to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies with less than $3 billion of consolidated assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect before its passage and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new regulator, the Consumer Financial Protection Bureau (“CFPB”), and gave it broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as Ponce Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per separately insured depositor. The Dodd-Frank Act increased stockholder influence over boards of directors of certain publicly traded companies by requiring them to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to holding company executives, regardless of whether the company is publicly traded. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. The implementation of the legislation is an ongoing process and the impact on operations cannot yet fully be assessed. The Dodd-Frank Act has resulted in an increased regulatory burden and compliance, operating and interest expenses for most financial institutions, including the Bank and the Company. In February 2017, the President of the United States issued an executive order stating that a policy of his administration would be to make regulations efficient, effective and appropriately tailored. The executive order directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner inconsistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal of, amendment to, or delayed implementation of the Dodd-Frank Act. In May 2018, a bipartisan regulatory reform bill was enacted into law. Among other provisions, the law increased the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion and provided for charter flexibility for federally-chartered savings banks and associations to adopt the powers of a national bank.  The Bank has not elected to adopt this provision.

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

Examinations and Assessments.  The Bank is primarily supervised by the OCC.  The Bank is required to file reports with and is subject to periodic examination by the OCC.  The Bank is required to pay assessments to the OCC to fund the agency’s operations. The Company is required to file reports with and is subject to periodic examination by the Federal Reserve Board. It is also required to pay assessments to the Federal Reserve Board to fund the agency’s operations.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4.0% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. In 2015, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, made a one-time, permanent election to opt-out regarding the treatment of AOCI. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

At December 31, 2019, 2018 and 2017, the Bank’s capital exceeded all applicable requirements.

	2019		2018		2017
	(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital	$136,584	12.92%	$138,872	13.66%	$132,577	14.67%
Requirement	52,843	5.00%	50,815	5.00%	45,190	5.00%
Excess	83,740	7.92%	88,057	8.66%	87,387	9.67%

Tier 1 risk-based	136,584	17.37%	138,872	18.14%	132,577	19.48%
Requirement	62,923	8.00%	61,261	8.00%	54,447	8.00%
Excess	73,661	9.37%	77,611	10.14%	78,130	11.48%

Total Risk Based	146,451	18.62%	148,486	19.39%	141,120	20.73%
Requirement	78,654	10.00%	76,577	10.00%	68,059	10.00%
Excess	67,797	8.62%	71,909	9.39%	73,061	10.73%

Common equity Tier 1	136,584	17.37%	138,872	18.14%	132,577	19.48%
Risk-Based Requirement	51,125	6.50%	49,775	6.50%	44,238	6.50%
Excess	$85,459	10.87%	$89,097	11.64%	$88,339	12.98%

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2019, the Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency pronouncements set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the pronouncements, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2019, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, the Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

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

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating.  Ponce Bank, received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. As a federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10.0% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. The Dodd-Frank Act required the FDIC to base its assessments upon each insured institution’s total assets less tangible equity. The FDIC has set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.36%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to anywhere from 1.5 basis points to 40 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by FICO were due to mature in 2017 through 2019. For the year ended December 31, 2019, the annualized FICO assessment was equal to 0.48 basis points of total assets less tangible capital.

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

OTHER REGULATIONS

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts, as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, the Bank is required to acquire and hold shares of capital stock in the FHLBNY. As of December 31, 2019, the Bank was in compliance with this requirement and may utilize advances from the FHLBNY as a supply of investable funds.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act, mandating certain disclosures to depositors; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are subject to the:

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

•

The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirement that also apply to financial institutions under the Bank Secrecy Act and the Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulations

General. The Company and Ponce Bank Mutual Holding Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, the Company and Ponce Bank Mutual Holding Company are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company, Ponce Bank Mutual Holding Company and their non-savings association subsidiaries, if any. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities of those entities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of the Company and Ponce Bank Mutual Holding Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. The Company and Ponce Bank Mutual Holding Company each elected financial holding company status and received applicable clearance on February 21, 2019.

Federal law prohibits a savings and loan holding company, including the Company and Ponce Bank Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% (“control”) of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. The Federal Reserve Baord adopted a final rule on January 30, 2020, effective April 1, 2020, providing further guidance regarding under what circumstances “control” will be found to exist. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the Federal Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

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

Capital. Savings and loan holding companies had historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of its “Small Bank Holding Company” exception to its consolidated capital requirements and, pursuant to a law enacted in May 2018, increased the threshold for the exception to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. The Federal Reserve Board adopted a final rule on January 30, 2020, effective April 1, 2020, providing further guidance regarding under what circumstances “control” will be found to exist.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the public disclosure, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. The Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations (public float less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (public float at least $700 million of voting and non-voting equity held by non-affiliates).

Taxation

Ponce Bank Mutual Holding Company, the Company and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Ponce Bank Mutual Holding Company, the Company and the Bank.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2016.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Company and the Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, and Ponce Bank have been subject to the same bad debt reserve rules as commercial banks. The Bank currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. A financial institution may not carry back net operating losses (“NOL”) to earlier tax years.  The NOL can be carried forward indefinitely.  The use of NOL to offset income is limited to 80%. At December 31, 2019, the Bank had no federal NOL carryforwards.

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

Consolidated Group Return. With tax years beginning after January 1, 2015, New York State and New York City require unitary combined reporting for all entities engaged in a unitary business that meet certain ownership requirements. All applicable entities meet the ownership requirements in the Bank filing group and a combined return is appropriately filed. Furthermore, New Jersey changed its tax laws and now requires combined reporting for tax years that end on or after July 31, 2019 for entities that engage in a unitary business.

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $1.9 million for New York State purposes and $1.8 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $39.2 million for New York State purposes and $22.0 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2019, the Bank had no New Jersey net operating loss carryforwards.

Item 1A. Risk Factors.

The effects of the outbreak of coronavirus disease 2019 ("COVID-19") has negatively affected the global economy, United States economy, our local economy and our markets and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. Further spread of COVID-19 could cause additional quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 outbreak in the United States may disrupt our operations through its impact on our employees, customers and their businesses, and certain industries in which our customers operate.  Disruptions to our customers may impair their ability to fulfill their obligations to the Bank and result in increased risk of delinquencies, defaults, foreclosures, declining collateral values associated with our existing loans, and losses on our loans. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the United States economy and may materially disrupt banking and other financial activity generally and in the areas in which the Company operates. This would likely result in a decline in demand for our products and services, including loans and deposits which would negatively impact our liquidity position and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.  The Company is taking precautions to protect the safety and well-being of our employees and customers.  However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service.

Multifamily, nonresidential and construction and land loans may carry greater credit risk than loans secured by one-to-four family real estate.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2019, $556.8 million, or 57.6%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $517.0 million, or 55.6%, of our loan portfolio at December 31, 2018. Given their larger balances and the complexity of the underlying collateral, multifamily, nonresidential and construction and land loans generally expose a lender to greater credit risk than loans secured by one-to-four family real estate.

Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, any adverse developments with respect to borrowers or groups of borrowers that have more than one of these types of loans outstanding can expose us to significantly greater risk of loss compared to borrowers or groups of borrowers that only have one type of these loans. If loans that are collateralized by real estate or other business assets become troubled and the values of the underlying collateral have been significantly impaired, we may not be able to recover the full contractual amounts of principal and interest that we anticipated at the time we originated the loans, which could cause us to increase our provision for loan losses which would, in turn, adversely affect our operating results and financial condition. Further, if we foreclose on this type of collateral, our holding period for that collateral may be longer than for one-to-four family real estate loans because there are fewer potential purchasers of that collateral, which can result in substantial holding costs.

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2019, 1,439 loans with an aggregate balance of $860.1 million are to borrowers with only one loan. Another 176 loans are to borrowers with two loans each with a corresponding aggregate balance of $89.4 million. In addition, 30 loans are to borrowers with three loans each and another 12 loans to borrowers with four loans each with a corresponding aggregate balance of $13.5 million and $1.8 million, respectively. One borrower accounts for 8 loans with an aggregate balance of $1.3 million.

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $39.8 million, or 7.7%, from $517.0 million at December 31, 2018 to $556.8 million at December 31, 2019 and increased approximately $110.0 million, or 27.0%, from $407.0 million at December 31, 2017 to $517.0 million at December 31, 2018. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2019 and 2018, one-to-four family residential real estate loans amounted to $397.2 million and $396.0 million, or 41.2% and 42.6%, respectively, of our total loan portfolio. Of these amounts, $305.3 million and $303.2 million, or 76.9% and 76.6%, respectively, is comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

One-to-four family residential mortgage lending, whether owner-occupied or non-owner-occupied, with higher combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their properties, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. In addition, the current judicial and legal climate makes it difficult to foreclose on residential properties expeditiously and with reasonable costs. For these reasons, we may experience higher rates of delinquencies, default and losses on our one-to-four family residential mortgage loans.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater New York metropolitan area. This can make us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy, such as unemployment, recession, a catastrophic event or other factors beyond our control, could impact the ability of our borrowers to repay their loans, which could adversely impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. See “Business - Market Area and - Competition.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2019 and 2018, respectively, our allowance for loan losses totaled $12.3 million and $12.7 million, which represented 1.27%, and 1.36% of total loans at such dates. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

In addition, our regulators, as well as auditors, as an integral part of their examination process, periodically review the allowance for loan losses and, as a result of such reviews, we may determine that it is appropriate to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of nonperforming loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing their loans. Any deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities, a pandemic or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing their loans, which could negatively affect our financial performance.

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

Our non-interest expense totaled $46.6 million and $34.6 million for the years ended December 31, 2019 and 2018, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 114.19% and 87.26% for the years ended December 31, 2019 and 2018, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

The historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

The Federal Reserve Board increased the benchmark federal funds rate starting in December 2016 to December 2018 by an aggregate of 200 basis points. Thereafter, the Federal Reserve Board reduced the benchmark federal funds rate by a total of 75 basis points through three rate cuts during the second-half of 2019. On March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points. These rate cuts were in response to unprecedented market turmoil. Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, our net interest margin was and is being negatively impacted by these rate cuts and additional rate cuts may further negatively impact our net interest margin. These rate cuts and further rate cuts in 2020 could also negatively impact our net interest income, particularly if we are unable to lower our funding costs as quickly as the rates we earn on our loans declines.

An important component of our ability to mitigate pressures of a down rate environment will be our ability to reduce the rates we pay on deposits, including core deposits. If we are unable to reduce these rates, because of competitive pricing pressures in our markets, liquidity purposes or otherwise, our net interest margin will be negatively impacted. In addition, as our growth in earnings assets has outpaced growth in our core deposits in recent quarters, we have had to increase our reliance on noncore funding. These funding sources may be more rate sensitive than our core depositors, and, accordingly, we may be limited in our ability to reduce the rates we pay on these funds while maintaining on-balance sheet liquidity levels consistent with our policies, which would negatively impact our net interest margin. We seek to limit the amount of non-core funding we utilize to support our growth. If we are unable to grow our core funding at rates that are sufficient to match or exceed our loan growth we may be required to slow our loan growth.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. From time to time we have repositioned a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

Future changes in interest rates could reduce our profits and asset values.

Net income (loss) is the amount by which net interest income and non-interest income exceeds (or does not exceed) non-interest expense and the provisions for loan losses and taxes. Net interest income makes up a majority of our income and is based on the difference between:

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans), can reduce a financial institution’s net interest margin and create financial risk for financial institutions who originate and hold longer-term, fixed rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the economic value of our assets and liabilities (the Economic Value of Equity Model “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2019, in the event of an instantaneous 100 basis point decrease in interest rates, we estimate that we would experience a 2.03% increase in EVE and a 0.03% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Interest Income Simulation Models and—Economic Value of Equity Model .”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2019 and 2018, our securities portfolio totaled $21.5 million and $27.1 million, which represented 2.0% and 2.6% of total assets, respectively. All of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary impairment (“OTTI”). For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for debt securities is recognized in other comprehensive income net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Business —Market Area and—Competition.”

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

Ponce Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which our institution and its holding company may engage and are intended primarily for the protection of the Federal Deposit Insurance Fund and the depositors and borrowers of Ponce Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and influencing the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in interpretation by us. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations. Moreover, in February 2017, the President issued an Executive Order stating that a policy of his administration would be to make regulations efficient, effective, and appropriately tailored. The Executive Order directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the Executive Order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.  On May 24, 2018, President Trump signed into law a bipartisan regulatory reform bill.  Among other provisions, the bill increased the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion and also provide for charter flexibility for federally-chartered savings banks and associations to adopt the powers of a national bank.

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

The CFPB has issued a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage loan.  Under the rule, loans that meet the “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

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

In addition, the CFPB has adopted rules and published forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act.

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

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

The Bank’s minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. The capital rule also establishes a “capital conservation buffer” of 2.5%, and, now that it is fully phased in, results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement which began phasing in January of 2016 at 0.625% of risk-weighted assets and which increased each year until fully implemented in January, 2019, to 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

We have analyzed the effects of these capital requirements, and we believe that Ponce Bank meets all of these new requirements, including the full 2.5% capital conservation buffer.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the requirements of the Basel Committee on Banking Supervision (“Basel III”) could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. Ponce Bank’s ability to pay dividends to the Company will be limited if it does not have the capital conservation buffer required by the capital rules, which may further limit the Company’s ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The cost of finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements increases our expenses.

The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2019, the net book value of the Bank’s office properties including leasehold improvements was $28.0 million, and the net book value of its furniture, fixtures and other equipment and software was $4.7 million. The Company’s and Bank’s executive offices are located in an owned facility at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding the Bank’s offices as of December 31, 2019.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2244 Westchester Avenue	Owned	1995	$6,540
Bronx, NY 10462
Other Properties:
980 Southern Blvd.	Leased	1990	1,182
Bronx, NY 10459

37-60 82nd Street	Owned	2006	8,336
Jackson Heights, NY 11372

30 East 170th Street	Owned	1987	—
Bronx, NY 10452

51 East 170th Street	Leased	2018	1,016
Bronx, NY 10452

169-174 Smith Street	Owned	1988	50
Brooklyn, NY 11201

1925 Third Avenue	Leased	1996	1,901
New York, NY 1996

2244 Westchester Avenue	Owned	1995	863
Bronx, NY 10462

5560 Broadway	Owned	1998	1,162
Bronx, NY 10463

3405-3407 Broadway	Leased	2001	478
Astoria, NY 11106

3821 Bergenline Avenue	Owned	2001	1,113
Union City, NJ 07087

1900-1960 Ralph Avenue	Leased	2007	222
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,704
Brooklyn, NY 11214

100-20 Queens Blvd	Leased	2010	481
Forest Hills, NY 11375

319 First Avenue	Leased	2010	922
New York, NY 10003
			$27,970

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Global Market under the symbol “PDLB”.

The number of stockholders of record of the Company’s common stock as of March 16, 2020 was 243.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

To date, the Company has not paid any dividends to its stockholders. We have no current plan or intention to pay cash dividends to our stockholders. However, if in the future the Board of Directors considers the payment of dividends, the amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions. No assurance can be given that the Board of Directors will ever consider the payment of dividends, and shareholders should have no expectation of such. The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Company’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to our stockholders. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

We will file a consolidated federal tax return with Ponce Bank. Accordingly, it is anticipated that any cash distributions that we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes. Additionally, pursuant to regulations of the Federal Reserve Board, during the three-year period following the Company’s stock offering on September 29, 2017, we may not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Pursuant to our charter, we are authorized to issue preferred stock. If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. For a further discussion concerning the payment of dividends on our shares of common stock, see “Dividends and Stock Repurchase.” Dividends we can declare and pay will depend, in part, upon receipt of dividends from Ponce Bank, because currently we will have no source of income other than dividends from Ponce Bank and earnings from the investment of the net proceeds from the sale of shares of common stock retained by the Company and interest payments received in connection with the loan to the employee stock ownership plan. Regulations of the Federal Reserve Board and the OCC impose limitations on “capital distributions” by savings institutions. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.”

Any payment of dividends by Ponce Bank to the Company that would be deemed to be drawn out of Ponce Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Ponce Bank on the amount of earnings deemed to be removed from the reserves for such distribution. Ponce Bank does not intend to make any distribution to the Company that would create such a federal tax liability. See “Taxation.”

If the Company should ever pay dividends to its stockholders, it will likely pay dividends to Ponce Bank Mutual Holding Company. The Federal Reserve Board’s current regulations significantly restrict the ability of mutual holding companies to waive dividends declared by their subsidiaries. Accordingly, we do not anticipate that, should a dividend ever be paid, Ponce Bank Mutual Holding Company will waive dividends paid by the Company. See “Regulation and Supervision-Other Regulations- Waivers of Dividends by Ponce Bank Mutual Holding Company.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered securities during the year ended December 31, 2019. The Company has made no sales of unregistered securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	—	$—	—	878,835
November 1, 2019 -November 30, 2019	23,194	$14.25	23,194	855,641
December 1, 2019 - December 31, 2019	192,510	$14.39	215,704	663,131
Total	215,704	$14.37

(1)	The Company repurchased 215,704 shares of its common stock at an aggregate cost $3.1 million during the three months ended December 31, 2019.
(2)	This number is not inclusive of the brokerage commission fee of $0.05 per share.

The Company adopted a share repurchase program effective March 25, 2019 through September 24, 2019. Under the repurchase program, the Company could repurchase up to 923,151 shares of its common stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this program, the Company could repurchase up to 878,835 shares of its common stock, or approximately 5% of the Company’s then outstanding common shares. The repurchase program may be suspended or terminated at any time without prior notice, and will expire on May 12, 2020.

As of December 31, 2019, the Company had repurchased a total of 1,102,029 shares of common stock at a weighted average price of $14.30. These shares are reported as treasury stock in the consolidated statements of financial condition. Of the 1,102,029 shares of treasury stock, 90,135 shares were reissued as a result of restricted stock units that vested on December 4, 2019.

Item 6. Selected Financial Data.

The summary information presented below at or for each of the periods presented is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,053,756	$1,059,901	$925,522	$744,983	$703,157
Cash and cash equivalents	27,677	69,778	59,724	11,716	12,694
Available-for-sale securities	21,504	27,144	28,897	52,690	82,034
Loans held for sale	1,030	—	—	2,143	3,303
Loans receivable, net	955,737	918,509	798,703	642,148	567,662
Other real estate owned	—	—	—	—	76
Premises and equipment, net	32,746	31,135	27,172	26,028	27,177
FHLBNY stock, at cost	5,735	2,915	1,511	964	1,162
Deposits	782,043	809,758	713,985	643,078	599,506
Borrowings	104,404	69,404	36,400	3,000	8,000
Total stockholders' equity	158,402	169,172	164,785	92,992	91,062

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:
Interest and dividend income	$50,491	$46,156	$38,989	$33,741	$33,590
Interest expense	12,358	9,490	6,783	5,936	5,650
Net interest income	38,133	36,666	32,206	27,805	27,940
Provision (credit) for loan losses	258	1,249	1,716	(57)	353
Net interest income after provision for loan losses	37,875	35,417	30,490	27,862	27,587
Noninterest income	2,683	2,938	3,104	2,431	2,462
Noninterest expense	46,607	34,557	36,557	27,863	26,216
Income (loss) before provision for income taxes	(6,049)	3,798	(2,963)	2,430	3,833
Provision (benefit) for income taxes	(924)	1,121	1,424	1,005	1,315
Net income (loss)	(5,125)	2,677	(4,387)	1,425	2,518

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets	(0.49%)	0.28%	(0.51%)	0.20%	0.35%
Return on average equity	(3.08%)	1.60%	(3.52%)	1.53%	2.76%
Net interest rate spread (1)	3.40%	3.57%	3.76%	3.82%	3.96%
Net interest margin (2)	3.79%	3.92%	4.02%	4.02%	4.14%
Noninterest expense to average assets	4.47%	3.56%	4.28%	3.84%	3.67%
Efficiency ratio (3)	114.19%	87.26%	103.53%	92.15%	86.23%
Average interest-earning assets to average interest- bearing liabilities	132.25%	134.52%	130.35%	123.84%	121.66%
Average equity to average assets	15.96%	17.26%	14.58%	12.81%	12.78%

Capital Ratios:
Total capital to risk weighted assets (bank only)	18.62%	19.39%	20.73%	19.21%	20.72%
Tier 1 capital to risk weighted assets (bank only)	17.37%	18.14%	19.48%	17.96%	19.46%
Common equity Tier 1 capital to risk-weighted assets ( bank only)	17.37%	18.14%	19.48%	17.96%	19.46%
Tier 1 capital to average assets (bank only)	12.92%	13.66%	14.67%	13.32%	13.67%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.28%	1.36%	1.37%	1.57%	1.64%
Allowance for loan losses as a percentage of nonperforming loans	106.30%	186.77%	97.05%	132.15%	99.78%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.06%)	0.04%	(0.12%)	0.13%	(0.06%)
Non-performing loans as a percentage of total loans	1.20%	0.73%	1.41%	1.19%	1.65%
Non-performing loans as a percentage of total assets	1.10%	0.64%	1.23%	1.04%	1.35%
Total non-performing assets as a percentage of total assets	1.10%	0.64%	1.23%	1.04%	1.36%
Total non-performing assets, accruing loans past due 90 days or more, and accruing troubled debt restructured loans as a percentage of total assets	1.92%	1.63%	2.72%	3.50%	4.19%

Other:
Number of offices	14	14	14	14	14
Number of full-time equivalent employees	183	181	177	174	175

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average rate of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K.

Overview

We have made significant investments over the last several years in adding experienced bankers, expanding our lending and relationship staff, absorbing the costs of being a public company and upgrading technology and facilities. These investments have increased our operating expenses during those periods. However, during those same periods, we have been able to significantly grow the Bank’s loan portfolio while improving its asset quality and strengthening its capital.

Abrupt changes in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase and lowering our interest expense faster than lowering our interest income as interest rates decrease. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. Conversely, decreases in interest rates may have a favorable affect on our net interest income and net economic value, which in turn would likely have a positive effect on our results of operations. As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would react inversely to instantaneous changes in interest rates. To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by introducing new lending programs. See “—Business Strategy”, “—Management of Market Risk” and “Risk Factors—Future changes in interest rates could reduce our profits and asset values.”

Business Strategy

Our goal is to provide long-term value to our stakeholders, our stockholders, customers, employees and the communities we serve by executing a safe and sound business strategy that produces increasing value. We believe there is a significant opportunity for an immigrant community-focused, minority directed bank to provide a full range of financial services to commercial and retail customers in our market area. The additional capital we obtained from the stock offering of September 29, 2017, continues to enabled us to compete more effectively in the financial services marketplace.

Our current business strategy consists of the following:

•

Continue to expand our multifamily and nonresidential loans. The additional capital raised in the stock offering increased our capacity to originate multifamily and nonresidential loans. Under our current board approved loan concentration policy, such loans, including construction and land loans, shall not exceed 400% of our total risk-based capital. Most multifamily and nonresidential loans are originated with adjustable rates and, as a result, these loans are expected to change loan yields due to their shorter repricing terms compared to longer-term fixed-rate loans.

•

Community lending programs. The Bank is an authorized direct lender under the Small Business Administration (SBA) and a Community Development Financial Institution (CDFI). Both of these programs, combined with our pre-existing products, bolster the Bank’s commitment to continue to serve the communities that it has supported over the past sixty years.

•

Continue to increase core deposits, with an emphasis on low cost commercial demand deposits, and add non-core funding sources. Deposits are the major source of balance sheet funding for lending and other investments. Certificates of deposits, brokered deposits, and listing service deposits supplement the Bank’s funding base. We have made significant investments in new products and services, marketing programs, personnel, branch distribution system as well as enhancing our electronic delivery solutions in an effort to become more competitive in the financial services marketplace and attract more core deposits. Core deposits are our least costly source of funds and represent our best opportunity to develop customer relationships that enable us to cross-sell our enhanced products and services.

•

Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. The majority of our non-performing assets have been related, largely, to one-to-four family residential loans and, to a lesser extent, construction and land loans. We continue to focus on our credit review function, adding both personnel and ancillary systems, in order to be able to evaluate more complex loans and better manage credit risk, to further support our intended loan growth.

•

Expand our employee base to support future growth. We have already made significant investments in our employee base. However, we will continue to work to attract and retain the necessary talent to support increased lending, deposit activities and enhanced information technology.

•

Grow organically and through opportunistic bank or branch acquisitions. We focus primarily on  organic growth as a lower-risk means of deploying our capital. We will fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness. Opportunistic acquisition possibilities are explored if we believe they would enhance the value of our franchise and yield potential financial benefits for our stakeholders. Although we believe opportunities exist to increase our market share in our current banking locations, we will not be adverse to expanding into nearby markets, enlarging our current branch network, or adding loan production offices, provided we believe such efforts would enhance our competitive standing. Consequently, in 2019 the Company announced entering into a definitive agreement to acquire Mortgage World Bankers, Inc.; we are awaiting regulatory approval.

Non-U.S. GAAP Financial Measures

The following discussion contains certain non-U.S. GAAP financial measures in addition to results presented in accordance with U.S. GAAP. These non-U.S. GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-U.S. GAAP financial measures are not a substitute for U.S. GAAP measures; they should be read and used in conjunction with the Company’s U.S. GAAP financial information. The Company’s non-U.S. GAAP measures may not be comparable to similar non-U.S. GAAP information which may be presented by other companies. In all cases, it should be understood that non-U.S. GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-U.S. GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular year. A reconciliation of non-U.S. GAAP financial measures to U.S. GAAP measures is provided below.

The SEC has exempted from the definition of non-U.S. GAAP financial measures certain commonly used financial measures that are not based on U.S. GAAP. Management believes that these non-U.S. GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with U.S. GAAP.

The table below includes references to the Company's net income and earnings per share for the year ended December 31, 2019 before deduction of expenses related to termination of the Company’s Defined Benefit Pension Plan (Defined Benefit Plan”). In management's view, that information, which is considered non-U.S. GAAP information, may be useful to investors as it will improve comparability of core operations year over year and in future periods. The non-U.S. GAAP net income amount and earnings per share reflect adjustments of the non-recurring charges associated with termination of the Defined Benefit Plan, net of tax effect. A reconciliation of the non-U.S. GAAP information to U.S. GAAP net income and earnings per share is provided below.

Non-U.S. GAAP Reconciliation – Net Income Before Loss on Termination of Defined Benefit Plan (Unaudited)

	Year Ended	Earnings Per
	December 31, 2019	Common Share (1)
	(Dollars in thousands, except per share data)
Net loss - U.S. GAAP	$(5,125)	$(0.29)
Loss on termination of pension plan	9,930
Income tax benefit	(2,086)
Net income before loss on termination of pension plan - non-U.S. GAAP	$2,719	$0.16

(1)

Basic earnings per share were computed (for the U.S. GAAP and non-U.S. GAAP basis) based on the weighted average number of shares outstanding during the year ended December 31, 2019 (17,432,318 shares). The assumed exercise of outstanding stock options and vesting of restricted stock units were included in computing the non-U.S. GAAP diluted earnings per share and do not result in material dilution.

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

The allowance for loan losses is established as probable losses are estimated to occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of the Company’s assets and liabilities and results of operations.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the accompanying Consolidated Financial Statements for a discussion of significant accounting policies.

Factors Affecting the Comparability of Results

Defined Benefit Plan. As has previously been disclosed, on May 31, 2007, the Company’s Defined Benefit Plan was frozen and replaced with a qualified defined contribution plan. On May 31, 2019, the Company’s Board of Directors approved the termination of the Defined Benefit Plan which was liquidated on December 1, 2019. During 2019, we offered participants in the Defined Benefit Plan with vested qualified benefits the option of receiving their benefits in a lump sum payment in lieu of receiving monthly annuity payments. Approximately 115 participants elected to receive the lump sum payments aggregating approximately $6.4 million which were paid from plan assets to these participants during the fourth quarter of 2019. Also, during the fourth quarter of 2019, the Company transferred the remainder of the Defined Benefit Plan’s pension obligations to a third party insurance provider by purchasing annuity contracts aggregating approximately $7.4 million which was fully funded directly by plan assets. The benefit obligations settled by the lump sum payments and annuity contracts resulted in payments from plan assets of approximately $13.9 million. The remaining previously unrecognized losses in accumulated other comprehensive loss relating to the Defined Benefit Plan were recognized as an expense and a pre-tax charge of approximately $9.9 million ($7.8 million after-tax) was recorded in other income (expense), net, in our consolidated statements of operations during the fourth quarter of 2019.

Share Repurchases. The Board of Directors approved two repurchase programs of the Company’s stock, the first on March 25, 2019 and the second on  November 13, 2019. See Note 9, “Compensation and Benefit Plans,” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase programs. For the year ended December 31, 2019, the

Company repurchased approximately 1.1 million shares at an average price of $14.30 per share for a total value of $15.8 million pursuant to open market repurchases.

Basis of Presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Financial Conditions

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets remained essentially unchanged at $1.1 billion at December 31, 2019 and 2018.

Cash and Cash Equivalents. Cash and cash equivalents decreased $42.1 million, or 60.3%, to $27.7 million at December 31, 2019, compared to $69.8 million at December 31, 2018. The decrease in cash and cash equivalents was primarily driven by a repayment of $25.0 million of short-term advances from a correspondent bank, $15.8 million of repurchases of common stock, a decrease of $27.7 million in deposits, an increase of $42.2 million in gross loans and $34.0 million of purchases of available-for-sale securities, offset by an increase of $60.0 million in net advances from FHLBNY, $39.6 million of maturities of available-for-sale securities and $3.6 million from the sale of loans.

Available-for-Sale Securities. The composition of available-for-sale securities at December 31, 2019 and 2018 and the amounts maturing of each classification are summarized as follows:

	December 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$2,000	$2,000	$4,997	$4,995
After three months through one year	14,373	14,354	4,554	4,497
After one year through five years	—	—	16,370	16,018
	16,373	16,354	25,921	25,510
Mortgage-Backed Securities	5,162	5,150	1,648	1,634
Total	$21,535	$21,504	$27,569	$27,144

Gross Loans Receivable. The composition of gross loans receivable at December 31, 2019 and 2018 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2019		December 31, 2018		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$305,272	31.6%	$303,197	32.6%	$2,075	0.7%
Owner-Occupied	91,943	9.5%	92,788	10.0%	(845)	(0.9%)
Multifamily residential	250,239	25.9%	232,509	25.0%	17,730	7.6%
Nonresidential properties	207,225	21.4%	196,917	21.2%	10,308	5.2%
Construction and land	99,309	10.3%	87,572	9.4%	11,737	13.4%
Nonmortgage loans:
Business loans	10,877	1.1%	15,710	1.7%	(4,833)	(30.8%)
Consumer loans	1,231	0.1%	1,068	0.1%	163	15.3%
Total	$966,096	100.0%	$929,761	100.0%	$36,335	3.9%

The composition of the loan portfolio increased $36.3 million, or 3.9%, to $966.1 million at December 31, 2019 from $929.8 million at December 31, 2018.

Commercial real estate mortgage loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At December 31, 2019, approximately 8.0% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans was secured by owner-occupied commercial real estate, compared to 10.1% at December 31, 2018. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on cash flows and valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor-owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these pronouncements, banking guidelines generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2019 and 2018, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 67.4% and 58.6%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 349.7% and 313.1% as of December 31, 2019 and 2018, respectively. At December 31, 2019, the Bank was within the 100% ratio for construction and land mortgage loans established by banking guidelines, but exceeded the 300% guideline for investor-owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas and is, accordingly, within the monitoring guidelines.

Deposits. The composition of deposits at December 31, 2019 and 2018 and changes in dollars and percentages are summarized as follows:

	December 31,	December 31,	Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Demand	$109,548	$115,923	$(6,375)	(5.5%)
Interest-bearing deposits:
NOW/IOLA accounts	32,866	30,783	2,083	6.8%
Money market accounts	86,721	64,262	22,459	34.9%
Reciprocal deposits	47,659	51,913	(4,254)	(8.2%)
Savings accounts	115,751	122,791	(7,040)	(5.7%)
Total savings, NOW, reciprocal and money market	282,997	269,749	13,248	4.9%
Certificates of deposit of $250K or more	84,263	90,195	(5,932)	(6.6%)
Brokered certificates of deposit	76,797	67,157	9,640	14.4%
Listing service deposits	32,400	39,065	(6,665)	(17.1%)
All other certificates of deposit less than $250K	196,038	227,669	(31,631)	(13.9%)
Total certificates of deposit	389,498	424,086	(34,588)	(8.2%)
Total interest-bearing deposits	672,495	693,835	(21,340)	(3.1%)
Total deposits	$782,043	$809,758	$(27,715)	(3.4%)

When wholesale funding is necessary to complement the Bank's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Bank’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of December 31, 2019 and 2018. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ensure that the Bank is operating within the approved limitations.

Borrowings. The Bank had outstanding borrowings at December 31, 2019 and 2018 of $104.4 million and $69.4 million, respectively. These borrowings are in the form of advances from the FHLBNY and borrowings from our correspondent banking relationships. The net increase in borrowings was due to new FHLBNY term advances of $90.0 million for a term of three years, at an average rate of 2.0%, offset by the repayment of $30.0 million of FHLBNY term advances (excluding overnight advances) and $25.0 million in short-term advances from a correspondent bank.

Stockholders’ Equity. Total stockholders’ equity decreased $10.8 million, or 6.4%, to $158.4 million at December 31, 2019, from $169.2 million at December 31, 2018. The decrease in stockholders’ equity was mainly attributable to $15.8 million of stock repurchases, a net loss of $5.1 million offset by a net $7.8 million adjustment to accumulated other comprehensive loss related  to the termination of the Defined Benefit Plan, $1.2 million of expenses related to restricted stock units, $707,000 of expenses related to the Company’s Employee Stock Ownership Plan, $311,000 related to unrealized loss on available-for-sale securities and $101,000 of expenses related to stock options.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

The following table presents the results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$50,491	$46,156	$4,335	9.4%
Interest expense	12,358	9,490	2,868	30.2%
Net interest income	38,133	36,666	1,467	4.0%
Provision for loan losses	258	1,249	(991)	(79.3%)
Net interest income after provision for loan losses	37,875	35,417	2,458	6.9%
Noninterest income	2,683	2,938	(255)	(8.7%)
Noninterest expense	46,607	34,557	12,050	34.9%
Income (loss) before income taxes	(6,049)	3,798	(9,847)	(259.3%)
Provision (benefit) for income taxes	(924)	1,121	(2,045)	(182.4%)
Net income (loss)	$(5,125)	$2,677	$(7,802)	(291.4%)
Earnings (loss) per share for the period
Basic	$(0.29)	$0.15	$(0.44)	(293.3%)
Diluted	$(0.29)	$0.15	$(0.44)	(293.3%)

General. Consolidated net loss for the year ended December 31, 2019, was ($5.1 million) compared to a net income of $2.7 million for the year ended December 31, 2018. The decrease was primarily attributable to an increase of $12.1 million in noninterest expense, mainly due to a $9.9 million ($7.8 million, net of tax effect) loss incurred from the termination of the Company’s Defined Benefit Plan, and a decrease of $255,000 in non-interest income offset by an increase of $2.5 million in net interest income after the provision for loan losses and a decrease of $2.0 million in provision for income taxes. Excluding the one-time charge, the Company would have reported net income of $2.7 million, or $0.16 per share.

Interest Income. Interest and dividend income increased $4.3 million, or 9.4%, to $50.5 million for the year ended December 31, 2019, from $46.2 million for the year ended December 31, 2018. The increase was primarily due to a $4.4 million, or 9.7%, increase in interest income on loans, which is our primary source of interest income, offset by a decrease of $0.1 million of other interest and dividend income. Average loan balances increased $79.1 million, or 9.0%, to $946.2 million for the year ended December 31, 2019 from $867.0 million for the year ended December 31, 2018. The increase in average loan balances was mainly driven by increases in the multifamily residential, nonresidential, one-to-four family residential, and construction and land mortgage loan portfolios. The average yield on loans increased 3 basis point to 5.21% for the year ended December 31, 2019 from 5.18% for the year ended December 31, 2018.

	For the Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$20,339	$19,799	$540	2.7%
Multifamily residential	12,053	10,699	1,354	12.7%
Nonresidential properties	9,621	8,485	1,136	13.4%
Construction and land	6,374	5,042	1,332	26.4%
Business loans	824	852	(28)	(3.3%)
Consumer loans	96	71	25	35.2%
Total interest income on loans receivable	$49,307	$44,948	$4,359	9.7%

Interest income on deposits due from banks and available-for-sale securities and dividend income from FHLBNY stock remained unchanged at $1.2 million for the years ended December 31, 2019 and 2018. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock decreased $9.1 million, or 13.1%, to $60.3 million for the year ended December 31, 2019, from $69.4 million for the year ended December 31, 2018. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock increased 23 basis points to 1.97% for the year ended December 31, 2019 from 1.74% for the year ended December 31, 2018.

	For the Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$617	$679	$(62)	(9.1%)
Interest on available-for-sale securities	362	381	(19)	(5.0%)
Dividend on FHLBNY stock	206	148	58	39.2%
Total interest and dividend	$1,185	$1,208	$(23)	(1.9%)

Interest Expense. Interest expense increased $2.9 million, or 30.2%, to $12.4 million for the year ended December 31, 2019, from $9.5 million for the year ended December 31, 2018. Interest expense on money market accounts increased $1.8 million to $2.5 million for the year ended December 31, 2019 from $701,000 for the same period in 2018. The average balance of money market accounts increased $64.6 million to $124.7 million for the year ended December 31, 2019 from $60.1 million for the same period last year, while the average rate paid on money market accounts increased 87 basis points to 2.04% for the year ended December 31, 2019 from 1.17% for the year ended December 31, 2018.

Interest expense on certificates of deposit remained essentially unchanged at $7.6 million for the years ended December 31, 2019 and 2018. The average balance on certificates of deposit decreased $36.7 million, or 8.4%, to $403.0 million for the year ended December 31, 2019 from $439.7 million for the same period last year, and the average rate the Bank paid on certificates of deposit increased 17 basis points to 1.90% for the year ended December 31, 2019 from 1.73% for the same period in 2018.

Interest expense on borrowings increased $955,000, or 106.2%, to $1.9 million for the year ended December 31, 2019 from $899,000 for the year ended December 31, 2018. The average balance on borrowings increased $42.7 million, or 122.5%, to $77.6 million for the year ended December 31, 2019 from $34.9 million for the same period last year, and the average rate the Bank paid on borrowings decreased 19 basis points to 2.39% for the year ended December 31, 2019 from 2.58% for the same period in 2018.

Increased funding costs were primarily driven by management’s efforts to retain high balance customers in higher yielding liquid deposits and higher market interest rates being offered by the Bank’s competitors, combined with a resulting shift towards alternative funding during the year ended December 31, 2019.

	For the Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$7,677	$7,617	$60	0.8%
Money market	2,549	701	1,848	263.6%
Savings	152	168	(16)	(9.5%)
NOW/IOLA	122	102	20	19.6%
Advance payments by borrowers	4	3	1	33.3%
Borrowings	1,854	899	955	106.2%
Total interest expense	$12,358	$9,490	$2,868	30.2%

Net Interest Income. Net interest income increased $1.5 million, or 4.0%, to $38.1 million for the year ended December 31, 2019 from $36.7 million for the year ended December 31, 2018, primarily as a result of organic loan growth offset by higher average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $5.1 million, or 2.1%, to $245.4 million for the year ended December 31, 2019 from $240.3 million for the same period in 2018, due primarily to increases of $64.6 million in average money market accounts and $42.7 million in borrowings offset by a decrease of $36.7 million in certificates of deposit and an increase of $79.1 million in loans. The net interest rate spread decreased by 17 basis points to 3.40% for the year ended December 31, 2019 from 3.57% for the year ended December 31, 2018, and the net interest margin was 3.79% and 3.92% for the years ended December 31, 2019 and 2018, respectively. The compression on the net interest margin was primarily caused by organic loan growth being offset by higher market interest rates due to increased competition for deposits and increased funding costs attributed to increased alternative funding.

Management continued in 2019 to deploy various asset and liability management strategies to manage the Bank’s risk of interest rate fluctuations. Net interest margin decrease 13 basis points in 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. Further, on March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points. These rate cuts were in response to severe market turmoil. As a result of these rate cuts and in the event that short-term interest rates were to be cut further in 2020 or beyond, the Bank’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which these cuts would impact the Bank’s yields on its earning assets. Although it could be anticipated that the Bank’s net interest margin may continue to decrease in 2020, we believe net interest income should continue to increase compared to 2019 primarily due to increased average earning asset volumes, primarily loans. Management will continue to seek to fund these increased loan volumes by growing its core deposits, but will utilize funding alternatives, as needed.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish ALLL that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

In evaluating the level of the ALLL, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic and market conditions and other qualitative and quantitative factors which could affect potential credit losses. See “—Summary of Significant Accounting Policies” and “Business—Allowance for Loan and Lease Losses” for additional information.

After an evaluation of these factors, the Bank established a provision for loan losses for the year ended December 31, 2019 of $258,000 compared to $1.2 million for the year ended December 31, 2018.

To the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Bank has selected a CECL model and has begun assessing plausible scenarios. The extent of the change to ALLL is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The Company is taking advantage of the extended transition period for complying with this new accounting standard. Assuming it remains a smaller reporting company, the Company will adopt the CECL standard for fiscal years beginning after December 15, 2022. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the accompanying Consolidated Financial Statements for a discussion of the CECL standard.

Non-interest Income. Total non-interest income decreased $255,000, or 8.7%, to $2.7 million for the year ended December 31, 2019 from $2.9 million for the year ended December 31, 2018. The decrease in non-interest income for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to decreases of $530,000 in brokerage commissions and other non-interest income offset by increases of $275,000 in late and prepayment charges and service charges and fees.

	For the Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$971	$845	$126	14.9%
Brokerage commissions	212	533	(321)	(60.2%)
Late and prepayment charges	755	606	149	24.6%
Other	745	954	(209)	(21.9%)
Total non-interest income	$2,683	$2,938	$(255)	(8.7%)

Non-interest Expense. Total non-interest expense increased $12.1 million, or 34.9%, to $46.6 million for the year ended December 31, 2019, compared to $34.6 million for the year ended December 31, 2018. The $12.1 million increase for the year ended December 31, 2019 compared to the year ended December 31, 2018, is primarily attributable to a one-time charge of $9.9 million for the termination of the Defined Benefit Plan, of which $7.8 million was previously recognized in accumulated other comprehensive income (loss), a $2.1 million charge-off related to the deferred tax asset associated with the Defined Benefit Plan, an increase of $944,000 in compensation and benefits expense largely as a result of expenses related to restricted stock units and stock options and an increase of $939,000 in occupancy and equipment expense due to the rebranding and branch network renovation initiatives. Other contributing factors were a $208,000 increase in other operating expenses as a result of increases in recruiting fees of $112,000 and $55,000 in expenses related to the repurchase of common shares, a $168,000 increase in data processing expenses as a result of system enhancements and implementation charges related to software upgrades and additional product offerings, a $83,000 increase in professional fees associated with public reporting requirements and a $45,000 increase in insurance and surety bond premium expense. The increase in non-interest expense was partially offset by decreases of $96,000 for direct loan expense, $124,000 for office supplies, telephone and postage and $57,000 for marketing and promotional expenses.

	For the Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$18,883	$17,939	$944	5.3%
Loss on termination of pension plan	9,930	—	9,930	—
Occupancy and equipment	7,612	6,673	939	14.1%
Data processing expenses	1,576	1,408	168	11.9%
Direct loan expenses	692	788	(96)	(12.2%)
Insurance and surety bond premiums	414	369	45	12.2%
Office supplies, telephone and postage	1,185	1,309	(124)	(9.5%)
Professional fees	3,237	3,154	83	2.6%
Marketing and promotional expenses	158	215	(57)	(26.5%)
Directors fees	294	277	17	6.1%
Regulatory dues	231	238	(7)	(2.9%)
Other operating expenses	2,395	2,187	208	9.5%
Total noninterest expense	$46,607	$34,557	$12,050	34.9%

Income Tax Expense. The Company incurred an income tax benefit of ($924,000) for the year ended December 31, 2019 and $1.1 million in income tax expense for the year ended December 31, 2018, resulting in effective tax rates of 15.3% and 29.5%, respectively. At December 31, 2019 and 2018, net deferred tax assets amounted to $3.7 million and $3.8 million, respectively.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

The following table presents the results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$46,156	$38,989	$7,167	18.4%
Interest expense	9,490	6,783	2,707	39.9%
Net interest income	36,666	32,206	4,460	13.8%
Provision for loan losses	1,249	1,716	(467)	(27.2%)
Net interest income after provision for loan losses	35,417	30,490	4,927	16.2%
Noninterest income	2,938	3,104	(166)	(5.3%)
Noninterest expense	34,557	36,557	(2,000)	(5.5%)
Income (loss) before income taxes	3,798	(2,963)	6,761	228.2%
Provision for income taxes	1,121	1,424	(303)	(21.3%)
Net income (loss)	$2,677	$(4,387)	$7,064	161.0%
Earnings per share for the period
Basic	$0.15	$(0.16)	$0.31	193.8%
Diluted	$0.15	$(0.16)	$0.31	193.8%

General. Consolidated net income increased $7.1 million, or 161.0%, to $2.7 million for the year ended December 31, 2018, compared to net loss of ($4.4 million) for the year ended December 31, 2017. The increase was primarily attributable to an increase of $4.9 million in net interest income after the provision for loan losses and by decreases of $2.0 million in non-interest expense offset by a decrease of $166,000 in non-interest income.

Interest Income. Interest and dividend income increased $7.2 million, or 18.4%, to $46.2 million for the year ended December 31, 2018, from $39.0 million for the year ended December 31, 2017. The increase was primarily due to a $6.8 million, or 17.8%, increase in interest income on loans, which is our primary source of interest income. Average loan balances increased $131.5 million, or 17.9%, to $867.0 million for the year ended December 31, 2018 from $735.6 million for the year ended December 31, 2017. The increase in average loan balances was mainly driven by increases in the multifamily residential mortgage, nonresidential mortgage, one-to-four family residential mortgage, and construction and land loan portfolios. The average yield on loans decreased 1 basis point to 5.18% for the year ended December 31, 2018 from 5.19% for the year ended December 31, 2017.

	For the Years Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$19,799	$18,322	$1,477	8.1%
Multifamily residential	10,699	8,908	1,791	20.1%
Nonresidential properties	8,485	7,193	1,292	18.0%
Construction and land	5,042	2,843	2,199	77.3%
Business loans	852	846	6	0.7%
Consumer loans	71	60	11	18.3%
Total interest income on loans receivable	$44,948	$38,172	$6,776	17.8%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock increased $391,000, or 47.9%, to $1.2 million for the year ended December 31, 2018, from $817,000 for the year ended December 31, 2017. The yield on deposits due from banks, available-for-sale securities and FHLBNY stock increased 42 basis points to 1.74% for the year ended December 31, 2018, from 1.33% for the year ended December 31, 2017. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $3.8 million, or 5.8%, to $69.4 million for the year ended December 31, 2018, from $65.5 million for the year ended December 31, 2017.

	For the Years Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$679	$259	$420	162.2%
Interest on available-for-sale securities	381	480	(99)	(20.6%)
Dividend on FHLBNY stock	148	78	70	89.7%
Total interest and dividend	$1,208	$817	$391	47.9%

Interest Expense. Interest expense increased $2.7 million, or 39.9%, to $9.5 million for the year ended December 31, 2018, from $6.8 million for the year ended December 31, 2017. The increase was the result of an overall increase in interest expense on certificates of deposit, savings, money markets, NOW/IOLA and borrowings. Specifically, interest expense on certificates of deposit increased $1.7 million, or 28.7%, to $7.6 million for the year ended December 31, 2018, from $5.9 million for the year ended December 31, 2017. This increase resulted from increases in both the average balance of certificates of deposit and the average rate we paid on certificates of deposit. The average balance of certificates of deposit increased $52.5 million, or 13.6%, to $439.7 million for the year ended December 31, 2018 from $387.2 million for the year ended December 31, 2017, and the average rate we paid on certificates of deposit increased 20 basis points to 1.73% for the year ended December 31, 2018, from 1.53% for the year ended December 31, 2017.

Interest expense on savings, money markets, NOW/IOLA and borrowings increased $1.0 million to $1.9 million for the year ended December 31, 2018, from $866,000 for the year ended December 31, 2017. This increase resulted from an increase in the average rate we paid on other deposits and borrowings. The average balance of savings, money markets, savings, NOW/IOLA and borrowings increased $28.6 million, or 12.8%, to $256.3 million for the year ended December 31, 2018, from $227.4 million for the year ended December 31, 2017, and the average rate we paid on savings, money markets, savings, NOW/IOLA and borrowings increased 33 basis points to 0.73% for the year ended December 31, 2018, from 0.40% for the year ended December 31, 2017, reflecting higher market interest rates.

	For the Years Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$7,617	$5,917	$1,700	28.7%
Money market	701	390	311	79.7%
Savings	168	165	3	1.8%
NOW/IOLA	102	97	5	5.2%
Advance payments by borrowers	3	4	(1)	(25.0%)
Borrowings	899	210	689	328.1%
Total interest expense	$9,490	$6,783	$2,707	39.9%

Net Interest Income. Net interest income increased $4.5 million, or 13.8%, to $36.7 million for the year ended December 31, 2018 from $32.2 million for the year ended December 31, 2017, primarily as a result of higher market yields  on earning assets. Our average net interest-earning assets increased by $53.8 million, or 28.9%, to $240.3 million for the year ended December 31, 2018, from $186.5 million for the year ended December 31, 2017, due primarily to our loan growth, described above. Our net interest rate spread decreased by 19 basis points, to 3.57%, for the year ended December 31, 2018, from 3.76% for the year ended December 31, 2017, and our net interest margin was 3.92% and 4.02% for the years ended December 31, 2018 and 2017, respectively.

A material change in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income if interest rates were to increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. We expect that our net interest income and our net economic value would decrease as a result of a significant increase in interest rates. Conversely, decreases in interest rates may favorably affect our net interest income and net economic value, which in turn would likely have a favorable effect on our results of operations. We expect that our net interest income and our net economic value would increase as a result of a significant decrease in interest rates. To help manage interest rate risk, we are promoting core deposit products while concurrently diversifying our loan portfolio by introducing new lending programs.

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

After an evaluation of these factors, the Bank decreased the provision for loan losses for the year ended December 31, 2018 by $467,000, or 27.2%, to $1.2 million compared to $1.7 million for the year ended December 31, 2017. The allowance for loan losses was $12.7 million at December 31, 2018 compared to $11.1 million at December 31, 2017. The allowance for loan losses to gross loans decreased to 1.36% at December 31, 2018 from 1.37% at December 31, 2017, and the allowance for loan losses to non-performing loans increased to 186.77% at December 31, 2018 from 97.05% at December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2018. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the OCC, as an integral part of its examination process periodically reviews our allowance for loan losses and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Total non-interest income decreased $166,000, or 5.3%, to $2.9 million for the year ended December 31, 2018 from $3.1 million for the year ended December 31, 2017. The decrease in non-interest income for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a decrease of $204,000 in late  and prepayment charges.

	For the Years Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$845	$909	$(64)	(7.0%)
Brokerage commissions	533	547	(14)	(2.6%)
Late and prepayment charges	606	810	(204)	(25.2%)
Other	954	838	116	13.8%
Total non-interest income	$2,938	$3,104	$(166)	(5.3%)

Non-interest Expense. Total non-interest expense decreased $2.0 million, or 5.5%, to $34.6 million for the year ended December 31, 2018, from $36.6 million for the year ended December 31, 2017. For the year ended December 31, 2018 compared to the year ended December 31, 2017, compensation and employee benefits expense increased by $830,000 mainly due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Occupancy expense increased $848,000, due to the rebranding and improvements of our branches. Professional fees, which primarily include legal and audit expenses, increased $2.1 million. Other operating expenses increased $357,000. Office supplies, telephone and postage increased $206,000. In addition, there was an increase $100,000 in insurance and surety bond expenses for the year ended December 31, 2018. Direct loan expense increased $49,000. These increases were partially offset by a decrease of $6.3 million, which resulted from the absence of the contribution of 609,279 shares of Company common stock, valued at $6.1 million, and $200,000 in cash to the Ponce De Leon Foundation in 2017.  In addition, data processing expenses, decreased by $62,000 mainly due to contractual provisions and the level of new products and services that were introduced during 2018.

	For the Years Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$17,939	$17,109	$830	4.9%
Occupancy and equipment	6,673	5,825	848	14.6%
Data processing	1,408	1,470	(62)	(4.2%)
Direct loan expense	788	739	49	6.6%
Insurance and surety bond premiums	369	269	100	37.2%
Office supplies, telephone and postage	1,309	1,103	206	18.7%
Charitable foundation contributions	—	6,293	(6,293)	(100.0%)
Professional fees	3,154	1,060	2,094	197.5%
Marketing and promotional expenses	215	308	(93)	(30.2%)
Directors fees	277	289	(12)	(4.2%)
Regulatory dues	238	262	(24)	(9.2%)
Other operating expenses	2,187	1,830	357	19.5%
Total non-interest expense	$34,557	$36,557	$(2,000)	(5.5%)

Income Tax Expense. We incurred income tax expense of $1.1 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively, resulting in effective tax rates of 29.5% and 48.1%, respectively. At December 31, 2018 and 2017, net deferred tax assets amounted to $3.8 million and $3.9 million, respectively.

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

	For the Years Ended December 31,
	2019			2018
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$946,159	$49,306	5.21%	$867,030	$44,948	5.18%
Available-for-sale securities	24,778	362	1.46%	26,424	381	1.44%
Other (2)	35,517	823	2.32%	42,937	828	1.93%
Total interest-earning assets	1,006,454	50,491	5.02%	936,391	46,157	4.93%
Non-interest-earning assets	35,504			33,610
Total assets	$1,041,958			$970,001
Interest-bearing liabilities:
NOW/IOLA	$27,539	$122	0.44%	$28,182	$102	0.36%
Money market	124,729	2,548	2.04%	60,113	702	1.17%
Savings	119,521	153	0.13%	125,395	167	0.13%
Certificates of deposit	403,010	7,677	1.90%	439,737	7,617	1.73%
Total deposits	674,799	10,500	1.56%	653,427	8,588	1.31%
Advance payments by borrowers	8,608	4	0.05%	7,762	4	0.05%
Borrowings	77,621	1,854	2.39%	34,886	899	2.58%
Total interest-bearing liabilities	761,028	12,358	1.62%	696,075	9,491	1.36%
Non-interest-bearing liabilities:
Non-interest-bearing demand	110,745	—		100,628	—
Other non-interest-bearing liabilities	3,900	—		5,859	—
Total non-interest-bearing liabilities	114,645	—		106,487	—
Total liabilities	875,673	12,358		802,562	9,491
Total equity	166,285			167,439
Total liabilities and total equity	$1,041,958		1.62%	$970,001		1.36%
Net interest income		$38,133			$36,666
Net interest rate spread (3)			3.40%			3.57%
Net interest-earning assets (4)	$245,426			$240,316
Net interest margin (5)			3.79%			3.92%
Average interest-earning assets to interest-bearing liabilities			132.25%			134.52%

(1)	Includes a loan held for sale for the year ended December 31, 2019. There were no loans held for sale for the year ended December 31, 2018.
(2)	Includes FHLBNY demand account and FHLBNY stock dividends.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31,
	2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$4,102	$256	$4,358
Available-for-sale securities	(24)	5	(19)
Other	(143)	138	(5)
Total interest-earning assets	3,935	399	4,334
Interest-bearing liabilities:
NOW/IOLA	(2)	22	20
Money Market	755	1,091	1,846
Savings	(8)	(6)	(14)
Certificates of deposit	(636)	696	60
Total deposits	109	1,803	1,912
Advance payment by borrowers	—	—	—
Borrowings	1,101	(146)	955
Total interest-bearing liabilities	1,210	1,657	2,867
Change in net interest income	$2,725	$(1,258)	$1,467

(1)	Includes a loan held for sale for the year ended December 31, 2019. There were no loans held for sale for the year ended December 31, 2018.

Management of Market Risk

General. The most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Bank’s operations is to manage interest rate risk and limit the exposure of its financial condition and results of operations to changes in market interest rates. The Bank’s Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in the Bank’s assets and liabilities, for determining the level of risk that is appropriate, given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by the Board of Directors. The Bank currently utilizes a third-party modeling solution that is prepared on a quarterly basis to evaluate the sensitivity to changing interest rates, based on the foregoing considerations.

The Bank does not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of December 31, 2019, in the event of an instantaneous upward and downward change in rates from management's level interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (basis points) (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+200	$37,851	(2.22%)
+100	38,473	(0.61%)
Level	38,709	0.00%
-100	38,697	(0.03%)
-200	37,945	(1.97%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At December 31, 2019, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At December 31, 2019, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+200	$162,852	$(12,514)	(7.14%)	15.67%	(58)
+100	170,126	(5,240)	(2.99%)	16.06%	(19)
Level	175,366	—	0.00%	16.25%	—
-100	178,922	3,556	2.03%	16.29%	4
-200	184,968	9,602	5.48%	16.56%	31

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At December 31, 2019, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Most Likely Earnings Simulation Models.  Management also analyzes a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress the balance sheet under various interest rate scenarios. Each scenario is evaluated by management and weighted to determine the most likely result. These processes assist management to better anticipate financial results and, as based thereon, management may determine the need to review other operating strategies and tactics which might enhance results or better position the balance sheet to reduce interest rate risk going forward.

Each of the above analyses may not, on its own, be an accurate indicator of how net interest income will be affected by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. The Asset/Liability Committee reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.

Management's model governance, model implementation and model validation processes and controls are subject to review in the Bank’s regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party designed asset liability modeling software and external professionals to help ensure that the implementation of management's assumptions into the model are processed as intended and in a robust manner. That said, there are numerous assumptions regarding financial instrument behaviors that are integrated into the model. The assumptions are formulated by combining observations gleaned from the Bank’s historical studies of financial instruments and the best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into Bank’s asset liability modeling software, it is difficult, at best, to compare its results to other banks.

The Asset/Liability Committee may determine that the Bank should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions as to anticipated interest rate fluctuations in future periods. The Federal Reserve Board decreased the targeted federal funds interest rate by 25 basis points in each of July 2019, September 2019 and October 2019. On March 3, 2020, and March 15, 2020 the Federal Reserve Board, in emergency actions, decrease this targeted federal funds rate by an aggregate of 150 basis points. These rate cuts were in response to unprecedented market turmoil. We cannot make any representation as to whether, or how many times, the Federal Reserve Board will decrease or increase the targeted federal funds rate in the future.

GAP Analysis. In addition, management analyzes interest rate sensitivity by monitoring the Bank’s interest rate sensitivity "gap." The interest rate sensitivity gap is the difference between the amount of our interest-earning assets maturing or repricing within a specific time period and the amount of our interest bearing-liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth the Bank’s interest-earning assets and its interest-bearing liabilities at December 31, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2019
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Zero Days to Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$20,915	$20,915	$20,915	$20,915	$20,915	$20,915	$20,915	$6,762	$27,677
Securities	8,345	14,289	17,317	17,780	18,971	21,535	21,535	(31)	21,504
Net loans (includes LHFS)	89,160	150,369	252,643	449,840	916,284	957,901	957,901	(1,134)	956,767
FHLBNY Stock	5,735	5,735	5,735	5,735	5,735	5,735	5,735	—	5,735
Other assets	—	—	—	—	—	—	—	42,073	42,073
Total	$124,155	$191,308	$296,610	$494,270	$961,905	$1,006,086	$1,006,086	$47,670	$1,053,756
Liabilities:
Non-maturity deposits	$282,997	$282,997	$282,997	$282,997	$282,997	$282,997	$282,997	$109,548	$392,545
Certificates of deposit	73,784	119,986	216,963	327,082	389,499	389,498	389,498	—	389,498
Other liabilities	—	—	—	11,029	104,404	104,404	104,404	8,907	113,311
Total liabilities	356,781	402,983	499,960	621,108	776,900	776,899	776,899	118,455	895,354
Stockholders' equity	—	—	—	—	—	—	—	158,402	158,402
Total liabilities and stockholders' equity	$356,781	$402,983	$499,960	$621,108	$776,900	$776,899	$776,899	$276,857	$1,053,756
Asset/liability gap	$(232,626)	$(211,675)	$(203,350)	$(126,838)	$185,005	$229,187	$229,187
Gap/assets ratio	34.80%	47.47%	59.33%	79.58%	123.81%	129.50%	129.50%

The following table sets forth the Bank’s interest-earning assets and its interest-bearing liabilities at December 31, 2018, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2018, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

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

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and economic value tables presented assume that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and EVE tables provide an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and EVE and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s customers and to fund current and planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sales securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At December 31, 2019 and 2018, we had $104.4 million and $44.4 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through a standby letter of credit of $3.5 million and $7.6 million, respectively. At December 31, 2019, there was eligible collateral of approximately $301.8 million in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was $0 and $25.0 million outstanding at December 31, 2019 and 2018, respectively. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of December 31, 2019 and 2018.

Although maturities and scheduled amortization of loans and available-for-sale securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.

Net cash provided by operating activities was $5.0 million and $7.9 million for the years ended December 31, 2019 and 2018, respectively.

Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, purchases of available-for-sale securities, proceeds from maturing of available-for-sale securities and pay downs on mortgage-backed available-for-sale securities, was $(38.7 million) and $(126.6 million) for the years ended December 31, 2019 and 2018, respectively.

Net cash (used in) provided by financing activities, consisting of activities in deposit accounts and advances, was $(8.5 million) and $128.8 million for the years ended December 31, 2019 and 2018, respectively.

The Bank is committed to maintaining an adequate liquidity position. The liquidity position is monitored on a daily basis and it is anticipated that there will be sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, it is anticipated that a significant portion of maturing time deposits will be retained.

At December 31, 2019 and 2018, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at December 31, 2019 and 2018. Management is not aware of any conditions or events that would change the Company’s and the Bank’s well capitalized category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Bank’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At December 31, 2019 and 2018, the Bank had outstanding commitments to originate loans, commitments under lines of credit, and standby letters of credit totaling $96.1 million and $104.5 million, respectively. It is anticipated that the Bank will have sufficient funds available to meet its current lending commitments. Certificates of deposits that are scheduled to mature in less than one year from December 31, 2019 total $217.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Bank may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of its operations, the Bank enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2019:

		For the Years Ending December 31,
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousand)
Operating leases	$12,467	$1,340	$1,380	$1,289	$1,276	$1,310	$5,872
Vendor obligations (1)	16,616	3,382	3,000	2,649	2,638	2,636	2,311
Advances from FHLBNY	104,404	8,029	3,000	65,000	28,375	—	—
Certificates of deposit	389,498	217,159	109,954	44,226	8,512	9,647	—
Total contractual obligation	$522,985	$229,910	$117,334	$113,164	$40,801	$13,593	$8,183

(1)	Amounts are for data processing services, leases of equipment and service implementation.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of settlement, if any.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PDL Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PDL Community Bancorp and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 17, 2020

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2019 and 2018

(Dollars in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks (Note 2):
Cash	$6,762	$45,225
Interest-bearing deposits in banks	20,915	24,553
Total cash and cash equivalents	27,677	69,778
Available-for-sale securities, at fair value (Note 3)	21,504	27,144
Loans held for sale	1,030	—
Loans receivable, net of allowance for loan losses - 2019 $12,329; 2018 $12,659 (Note 4)	955,737	918,509
Accrued interest receivable	3,982	3,795
Premises and equipment, net (Note 5)	32,746	31,135
Federal Home Loan Bank of New York Stock (FHLBNY), at cost	5,735	2,915
Deferred tax assets (Note 8)	3,724	3,811
Other assets	1,621	2,814
Total assets	$1,053,756	$1,059,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$782,043	$809,758
Accrued interest payable	97	63
Advance payments by borrowers for taxes and insurance	6,348	6,037
Advances from the Federal Home Loan Bank of New York and others (Note 7)	104,404	69,404
Other liabilities	2,462	5,467
Total liabilities	895,354	890,729
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,451,134 shares outstanding as of December 31, 2019 and 18,463,028 shares issued and outstanding as of December 31, 2018	185	185
Treasury stock, at cost; 1,011,894 shares as of December 31, 2019 and no shares as of December 31, 2018 (Note 9)	(14,478)	—
Additional paid-in-capital	84,777	84,581
Retained earnings	93,688	98,813
Accumulated other comprehensive income (loss) (Note 14)	20	(8,135)
Unearned Employee Stock Ownership Plan (ESOP); 579,001 shares as of December 31, 2019 and 627,251 shares as of December 31, 2018 (Note 9)	(5,790)	(6,272)
Total stockholders' equity	158,402	169,172
Total liabilities and stockholders' equity	$1,053,756	$1,059,901
The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except share data)

	For the Years Ended December 31,
	2019	2018	2017
Interest and dividend income:
Interest on loans receivable	$49,306	$44,948	$38,172
Interest on deposits due from banks	617	679	259
Interest and dividend on available-for-sale securities and FHLBNY stock	568	529	558
Total interest and dividend income	50,491	46,156	38,989
Interest expense:
Interest on certificates of deposit	7,677	7,617	5,917
Interest on other deposits	2,827	974	656
Interest on borrowings	1,854	899	210
Total interest expense	12,358	9,490	6,783
Net interest income	38,133	36,666	32,206
Provision for loan losses (Note 4)	258	1,249	1,716
Net interest income after provision for loan losses	37,875	35,417	30,490
Noninterest income:
Service charges and fees	971	845	909
Brokerage commissions	212	533	547
Late and prepayment charges	755	606	810
Other	745	954	838
Total noninterest income	2,683	2,938	3,104
Noninterest expense:
Compensation and benefits	18,883	17,939	17,109
Loss on termination of pension plan	9,930	—	—
Occupancy expense	7,612	6,673	5,825
Data processing expenses	1,576	1,408	1,470
Direct loan expenses	692	788	739
Insurance and surety bond premiums	414	369	269
Office supplies, telephone and postage	1,185	1,309	1,103
Charitable foundation contributions	—	—	6,293
Professional fees	3,237	3,154	1,060
Marketing and promotional expenses	158	215	308
Directors fees	294	277	289
Regulatory dues	231	238	262
Other operating expenses	2,395	2,187	1,830
Total noninterest expense	46,607	34,557	36,557
Income (loss) before income taxes	(6,049)	3,798	(2,963)
Provision (benefit) for income taxes (Note 8)	(924)	1,121	1,424
Net income (loss)	$(5,125)	$2,677	$(4,387)
Earnings (loss) per share: (Note 10)
Basic	$(0.29)	$0.15	$(0.16)
Diluted	$(0.29)	$0.15	$(0.16)

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(5,125)	$2,677	$(4,387)
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gain (losses)	395	(89)	(85)
Expense (benefit) due to enactment of federal tax reform	—	—	44
Income tax effect	(84)	19	(14)
Unrealized gain (losses) on securities, net	311	(70)	(55)
Pension benefit liability adjustment:
Net gain (loss) during the period	9,930	1,368	(2,006)
Expense (benefit) due to the enactment of federal tax reform	—	—	1,192
Reclassification of stranded income tax effects from accumulated other comprehensive income	—	(1,281)	—
Income tax effect	(2,086)	(301)	(732)
Pension liability adjustment, net of tax	7,844	(214)	(1,546)
Total other comprehensive income (loss), net of tax	8,155	(284)	(1,601)
Total comprehensive income (loss)	$3,030	$2,393	$(5,988)

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except share data)

							Unearned
						Accumulated	Employee
			Treasury	Additional		Other	Stock
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Ownership
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	Plan (ESOP)	Total
Balance, December 31, 2016	—	$—	$—	$—	$99,242	$(6,250)	$—	$92,992
Net loss	—	—	—	—	(4,387)	—	—	(4,387)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,601)	—	(1,601)
Issuance of common stock, $0.01 par value; to the mutual holding company	9,545,387	96	—	—	—	—	—	96
Issuance of common stock, $0.01 par value; for initial public offering, net of costs of $4,988	8,308,362	83	—	78,012	—	—	—	78,095
Issuance of common stock, $0.01 par value; to The Ponce De Leon Foundation	609,279	6	—	6,087	—	—	—	6,093
Unallocated ESOP- 723,751 shares , $0.01 par value	—	—	—	—	—	—	(7,238)	(7,238)
ESOP shares committed to be released (48,250 shares)	—	—	—	252	—	—	483	735
Balance, December 31, 2017	18,463,028	$185	$—	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	—	2,677	—	—	2,677
Other comprehensive income, net of tax	—	—	—	—	—	997	—	997
Reclassification of stranded income tax effects from accumulated other comprehensive income	—	—	—	—	1,281	(1,281)	—	—
ESOP shares committed to be released (48,250 shares)	—	—	—	132	—	—	483	615
Restricted stock awards	—	—	—	91	—	—	—	91
Stock options	—	—	—	7	—	—	—	7
Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net loss	—	—	—	—	(5,125)	—	—	(5,125)
Other comprehensive income, net of tax	—	—	—	—	—	8,155	—	8,155
Release of restricted stock units	90,135	—	1,285	(1,285)				—
Treasury stock	(1,102,029)	—	(15,763)	—	—	—	—	(15,763)
ESOP shares committed to be released (48,250 shares)	—	—	—	225	—	—	482	707
Restricted stock awards	—	—	—	1,155	—	—	—	1,155
Stock options	—	—	—	101	—	—	—	101
Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	For the Years Ended
	December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(5,125)	$2,677	$(4,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	42	10	52
Loss on sale of loans	102	54	106
(Gain) loss on sale of available-for-sale securities	—	(12)	6
Loss on termination of pension plan	9,930	—	—
Provision for loan losses	258	1,249	1,716
Depreciation and amortization	2,222	1,798	1,625
Amortization of core deposit intangible assets	—	—	3
ESOP compensation expense	766	615	735
Share-based compensation expense	1,256	98	—
Charitable foundation contribution expense	—	—	6,093
Deferred income taxes	(2,099)	(184)	(40)
Changes in assets and liabilities:
Increase in accrued interest receivable	(187)	(460)	(628)
Decrease (increase) in other assets	1,450	(371)	38
Increase in accrued interest payable	34	21	14
Increase in advance payments by borrowers	311	1,012	1,143
Net (decrease) increase in other liabilities	(2,884)	1,378	2,170
Net cash provided by operating activities	6,076	7,885	8,646
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY Stock	11,565	—	9,364
Purchases of FHLBNY Stock	(14,385)	(1,404)	(9,909)
Purchases of available-for-sale securities	(34,000)	(4,996)	—
Proceeds from sale of available-for-sale securities	—	3,760	20,374
Proceeds from maturities, calls and principal repayments on available-for-sale securities	39,555	2,902	3,276
Proceeds from sales of loans	3,614	6,885	2,967
Net increase in loans	(42,232)	(127,994)	(159,201)
Purchases of premises and equipment	(3,816)	(5,761)	(2,769)
Net cash used in investing activities	(39,699)	(126,608)	(135,898)
Cash Flows From Financing Activities:
Net increase in deposits	$(27,715)	$95,773	$70,907
Repurchase of treasury stock	(15,763)	—	—
Proceeds from issuance of common stock	—	—	78,191
Funds loaned to the ESOP	—	—	(7,238)
Proceeds from advances	699,498	271,027	646,400
Repayments of advances	(664,498)	(238,023)	(613,000)
Net cash (used in) provided by financing activities	(8,478)	128,777	175,260
Net (decrease) increase in cash and cash equivalents	(42,101)	10,054	48,008
Cash and Cash Equivalents:
Beginning	69,778	59,724	11,716
Ending	$27,677	$69,778	$59,724
Supplemental Disclosures:
Cash paid during the year:
Interest	$12,324	$9,469	$6,821
Income taxes	$1,178	$549	$1,474
Supplemental Disclosures of Noncash Investing Activities:
Transfer of loans held for sale from loans	$1,030	$—	$—
Transfer of loans held for sale to loans	$—	$—	$2,143
Supplemental Disclosure of Noncash Financing Activities:
Issuance of common stock to the Ponce De Leon Foundation	$—	$—	$6,093

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary Ponce Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries consist of PFS Service Corp., which owns some of the Bank’s real property, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity.

Inter-company transactions and balances are eliminated in consolidation.

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

Years Ended December 31, 2019 and 2018

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

Years Ended December 31, 2019 and 2018

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

A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due.  Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off if collection of principal or interest is considered doubtful.  All nonaccrual loans are considered impaired loans.

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

When a loan is modified to troubled debt restructuring, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs, if repayment under the modified terms becomes doubtful.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Years Ended December 31, 2019 and 2018

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

Years Ended December 31, 2019 and 2018

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

Employee Benefit Plans: The Company maintains Ponce Bank’s 401(k) Plan, and a Supplemental Executive Retirement Plan (the “SERP”). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.

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

Years Ended December 31, 2019 and 2018

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

Earnings (Loss) per Share (“EPS”):  Basic EPS represents net income (loss) attributable to common shareholders divided by the basic weighted average common shares outstanding. Diluted EPS is computed by dividing net income attributable to common shareholders by the basic weighted average common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. Basic weighted common shares outstanding is weighted average common shares outstanding less weighted average unallocated ESOP shares.

Treasury Stock:  Shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Income.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of December 31, 2019, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

Accounting Pronouncements Not Yet Adopted:

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

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases seven branches and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its seven branches.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities, that are not deemed to be smaller reporting companies as defined by the SEC as of November 15, 2019. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $5,935 and $44,717 in cash to cover its minimum reserve requirements of $4,927 and $4,375 at December 31, 2019 and 2018, respectively.

Note 3. Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$16,373	$—	$(19)	$16,354
Mortgage-Backed Securities:
FNMA Certificates	4,680	—	(21)	4,659
GNMA Certificates	482	9	—	491
	$21,535	$9	$(40)	$21,504

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 3. Available-for-Sale-Securities (Continued)

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$20,924	$—	$(409)	$20,515
U.S. Treasury	4,997	—	(2)	4,995
Mortgage-Backed Securities:
FNMA Certificates	778	—	(19)	759
GNMA Certificates	870	5	—	875
	$27,569	$5	$(430)	$27,144

There were no securities that were classified as held-to-maturity as of December 31, 2019 and 2018. There were no securities sold during the year ended December 31, 2019. The Company sold $3,760 of available-for-sale securities during the year ended December 31, 2018. The Company purchased $30,000 of U.S. Treasury securities and $4,000 of mortgage-backed securities during the year ended December 31, 2019. A total of $39,555 of available-for-sale securities matured during the year ended December 31, 2019.

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018:

	December 31, 2019
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and Federal Agencies	$—	$—	$16,354	$(19)	$16,354	$(19)
Mortgage-Backed
FNMA Certificates	—	—	4,659	(21)	4,659	(21)
	$—	$—	$21,013	$(40)	$21,013	$(40)

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 3. Available-for-Sale-Securities (Continued)

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

The Company’s investment portfolio had 10 and 12 available-for-sale securities at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had 9 and 11 available-for-sale securities, respectively, with gross unrealized losses. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2019 and 2018 and determined that they are not other than temporary impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 3. Available-for-Sale-Securities (Continued)

The following is a summary of maturities of securities at December 31, 2019 and 2018. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$2,000	$2,000
After three months through one year	14,373	14,354
After one year through five years	—	—
	16,373	16,354
Mortgage-Backed Securities	5,162	5,150
Total	$21,535	$21,504

	December 31, 2018
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$4,997	$4,995
After three months through one year	4,554	4,497
After one year through five years	16,370	16,018
	25,921	25,510
Mortgage-Backed Securities	1,648	1,634
Total	$27,569	$27,144

There were no securities pledged at December 31, 2019 and 2018.

Note 4. Loans Receivable and Allowance for Loan Losses

Loans at December 31, 2019 and 2018 are summarized as follows:

	December 31,	December 31,
	2019	2018
Mortgage loans:
1-4 family residential
Investor-Owned	$305,272	$303,197
Owner-Occupied	91,943	92,788
Multifamily residential	250,239	232,509
Nonresidential properties	207,225	196,917
Construction and land	99,309	87,572
Nonmortgage loans:
Business loans	10,877	15,710
Consumer loans	1,231	1,068
	966,096	929,761
Net deferred loan origination costs	1,970	1,407
Allowance for loan losses	(12,329)	(12,659)
Loans receivable, net	$955,737	$918,509

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Performance Pass – Loans that evidence strong payment history but document less than average strength, financial condition, record of earnings, or projected cash flows with which to service debt.

Special Mention – Loans in this category are currently protected but show one or more potential weaknesses and risks which may inadequately protect collectability or borrower’s ability to meet repayment terms at some future date if the weakness or weaknesses are not monitored or remediated.

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any. Loans in this category have well defined weaknesses and risks that jeopardize their repayment. They are characterized by the distinct possibility that some loss may be sustained if the deficiencies are not remedied.

Doubtful – Loans that have all the weaknesses of loans classified as “Substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The following tables present credit risk ratings by loan segment as of December 31, 2019 and 2018:

	December 31, 2019
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$386,022	$249,066	$202,761	$75,997	$10,877	$1,231	$925,954
Special mention	2,412	—	—	14,943	—	—	17,355
Substandard	8,781	1,173	4,464	8,369	—	—	22,787
Total	$397,215	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

	December 31, 2018
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$383,123	$231,422	$195,327	$71,438	$14,324	$1,068	$896,702
Special mention	3,728	775	—	8,505	1,386	—	14,394
Substandard	9,134	312	1,590	7,629	—	—	18,665
Total	$395,985	$232,509	$196,917	$87,572	$15,710	$1,068	$929,761

An aging analysis of loans, as of December 31, 2019 and 2018, is as follows:

	December 31, 2019
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$300,324	$3,866	$—	$1,082	$305,272	$1,749	$—
Owner-Occupied	87,243	3,405	—	1,295	91,943	3,500	—
Multifamily residential	246,318	3,921	—	—	250,239	—	—
Nonresidential properties	203,514	3	—	3,708	207,225	4,201	—
Construction and land	99,309	—	—	—	99,309	1,118	—
Nonmortgage Loans:
Business	10,877	—	—	—	10,877	—	—
Consumer	1,231	—	—	—	1,231	—	—
Total	$948,816	$11,195	$—	$6,085	$966,096	$10,568	$—

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of December 31, 2019, 2018, and 2017, respectively.

	For the Year Ended December 31, 2019

	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Provision charged to expense	(311)	(141)	36	(85)	151	608	—	258
Losses charged-off	(8)	—	—	—	—	(724)	—	(732)
Recoveries	23	—	—	9	—	110	2	144
Balance, end of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Ending balance: individually evaluated for impairment	$265	$149	$—	$31	$—	$14	$—	$459
Ending balance: collectively evaluated for impairment	3,238	918	3,865	1,818	1,782	240	9	11,870
Total	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Loans:
Ending balance: individually evaluated for impairment	$6,973	$5,572	$—	$5,548	$1,125	$14	$—	$19,232
Ending balance: collectively evaluated for impairment	298,299	86,371	250,239	201,677	98,184	10,863	1,231	946,864
Total	$305,272	$91,943	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2018

	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$11,071
Provision charged to expense	82	(444)	720	492	426	(37)	10	1,249
Losses charged-off	—	—	—	—	—	(34)	(14)	(48)
Recoveries	1	250	—	9	—	122	5	387
Balance, end of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Ending balance: individually evaluated for impairment	$349	$234	$—	$35	$—	$—	$—	$618
Ending balance: collectively evaluated for impairment	3,450	974	3,829	1,890	1,631	260	7	12,041
Total	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Loans:
Ending balance: individually evaluated for impairment	$6,452	$6,525	$16	$2,750	$1,108	$374	$—	$17,225
Ending balance: collectively evaluated for impairment	296,745	86,263	232,493	194,167	86,464	15,336	1,068	912,536
Total	$303,197	$92,788	$232,509	$196,917	$87,572	$15,710	$1,068	$929,761

	For the Year Ended December 31, 2017
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of year	$3,147	$1,804	$2,705	$1,320	$615	$597	$17	$10,205
Provision charged to expense	544	(578)	402	95	588	676	(11)	1,716
Losses charged-off	—	—	—	—	—	(1,423)	(6)	(1,429)
Recoveries	25	176	2	9	2	359	6	579
Balance, end of year	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$11,071
Ending balance: individually evaluated for impairment	$506	$375	$—	$39	$—	$2	$—	$922
Ending balance: collectively evaluated for impairment	3,210	1,027	3,109	1,385	1,205	207	6	10,149
Total	$3,716	$1,402	$3,109	$1,424	$1,205	$209	$6	$11,071
Loans:
Ending balance: individually evaluated for impairment	$8,738	$10,074	$520	$4,128	$1,075	$625	$—	$25,160
Ending balance: collectively evaluated for impairment	278,420	90,780	188,030	147,065	66,165	12,248	886	783,594
Total	$287,158	$100,854	$188,550	$151,193	$67,240	$12,873	$886	$808,754

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 4. Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the years ended December 31, 2019, 2018, and 2017:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$13,566	$8,390	$4,155	$12,545	$414	$12,995	$361
Multifamily residential	—	—	—	—	—	6	—
Nonresidential properties	5,640	5,173	375	5,548	31	3,988	121
Construction and land	1,465	1,125	—	1,125	—	1,219	6
Nonmortgage Loans:
Business	16	—	14	14	14	195	—
Consumer	—	—	—	—	—	1	—
Total	$20,687	$14,688	$4,544	$19,232	$459	$18,404	$488

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis

Mortgages:
1-4 Family	$12,985	$7,080	$5,898	$12,978	$583	$15,163	$758
Multifamily residential	16	16	—	16	—	36	3
Nonresidential properties	2,748	2,270	480	2,750	35	3,230	172
Construction and land	1,115	1,107	—	1,107	—	1,094	—
Nonmortgage Loans:
Business	374	374	—	374	—	454	22
Consumer	—	—	—	—	—	—	—
Total	$17,238	$10,847	$6,378	$17,225	$618	$19,977	$955

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$20,036	$10,651	$8,161	$18,812	$506	$18,512	$890
Multifamily residential	533	520	—	520	375	166	—
Nonresidential properties	4,729	3,633	495	4,128	—	5,231	166
Construction and land	1,233	1,075	—	1,075	39	1,042	—
Nonmortgage Loans:
Business	667	529	96	625	2	594	24
Consumer	—	—	—	—	—	—	—
Total	$27,198	$16,408	$8,752	$25,160	$922	$25,545	$1,080

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

For the year ended December 31, 2019, there was one troubled debt restructuring and for the year ended December 31, 2018, there were no loans modified to troubled debt restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$275	$283	—	$—
Total	1	$275	$283	—	$—
Combination of rate, maturity, other	1	$275	$283	—	$—
Total	1	$275	$283	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2018			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	1	$176
Total	—	$—	$—	1	$176
Combination of rate, maturity, other	—	$—	$—	1	$176
Total	—	$—	$—	1	$176

At December 31, 2019, there were 36 troubled debt restructured loans totaling $12,204 of which $8,601 are on accrual status.  At December 31, 2018, there were 40 troubled debt restructured loans totaling $14,104 of which $10,460 were on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified to troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $459 and $618 at December 31, 2019 and 2018, respectively.

At December 31, 2019, there was one loan in the amount of $1,030 held for sale and no loans held for sale at December 31, 2018. The one loan held for sale is a nonaccrual loan and is over 90 days past due.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 5. Premises and Equipment

A summary of premises and equipment at December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
Land	$3,979	$3,979
Buildings and improvements	17,350	16,423
Leasehold improvements	25,534	23,430
Furniture, fixtures and equipment	8,513	7,728
	55,376	51,560
Less accumulated depreciation and amortization	(22,630)	(20,425)
	$32,746	$31,135

Depreciation and amortization expense amounted to $2,222, $1,798 and $1,625 for the years ended December 31, 2019, 2018, and 2017, respectively, and are included in occupancy expense in the accompanying consolidated statements of income. Leasehold improvements increased by $2,104 to $25,534 and buildings and improvements increased by $927 to $17,350 at December 31, 2019 mainly due to investments made to the branch network and other product delivery services as part of branch renovation initiative. Furniture, fixtures and equipment also increased by $785 to $8,513 at December 31, 2019, mainly as a result of investments in new Teller Cash Recyclers (TCRs) that were installed in the branches.

Note 6. Deposits

Deposits at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
Demand	$109,548	$115,923
Interest-bearing deposits:
NOW/IOLA accounts	32,866	30,783
Money market accounts	86,721	64,262
Reciprocal deposits (1)	47,659	51,913
Savings accounts	115,751	122,791
Total NOW, money market, and savings	282,997	269,749
Certificates of deposit of $250K or more	84,263	90,195
Brokered certificates of deposit (3)	76,797	67,157
Listing service deposits (3)	32,400	39,065
Certificates of deposit less than $250K (2)	196,038	227,669
Total certificates of deposit	389,498	424,086
Total interest-bearing deposits	672,495	693,835
Total deposits	$782,043	$809,758

(1)	Included in reciprocal deposits are money market accounts and certificates of deposit.
(2)

Brokered certificates of deposit in the amount of $76,797 and $67,157 and listing service deposits in the amount of $32,400 and $39,065 for the years ended December 31, 2019 and 2018, respectively, are excluded from the certificates of deposit of less than $250K.

(3)	There were no individual brokered certificates of deposit or listing service deposits amounting to $250K or more.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 6. Deposits (Continued)

At December 31, 2019, scheduled maturities of certificates of deposit were as follows:

December 31,
2020	$217,159
2021	109,954
2022	44,226
2023	8,512
2024	9,647
$389,498

Overdrawn deposit accounts that have been reclassified to loans amounted to $199 and $241 as of December 31, 2019 and 2018, respectively.

Note 7. Borrowings

FHLBNY Advances: As a member of FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $104,404 and $44,404 of outstanding advances from FHLBNY at December 31, 2019 and 2018, respectively. Additionally, the Bank has an unsecured line of credit in the amount of $25,000 with a correspondent bank of which $0 and $25,000 were outstanding at December 31, 2019 and 2018, respectively. The Bank also had a guarantee from the FHLBNY through a standby letter of credit of $3,455 and $7,639 at December 31, 2019 and 2018, respectively.

Borrowed funds at December 31, 2019 and 2018 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2019			2018
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent bank overnight line of credit advance	$—	$—	—%	$25,000	$25,000	2.64%

FHLBNY term advances ending :
2020	8,029	8,029	2.86	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	65,000	65,000	1.89	5,000	5,000	1.97
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$104,404	$104,404	2.21%	$69,404	$69,404	2.69%

Interest expense on advances totaled $1,854, $899, and $210 for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, the Bank has eligible collateral of approximately $301,753 and $280,457, respectively, in mortgage loans available to secure advances from the FHLBNY.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 8. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2019, 2018, and 2017 consists of the following:

	For the Years Ended December 31,
	2019	2018	2017
Federal:
Current	$878	$972	$1,062
Deferred	(1,436)	37	24
	(558)	1,009	1,086
State and local:
Current	296	333	402
Deferred	(3,002)	(1,011)	(1,670)
	(2,706)	(678)	(1,268)
Changes in valuation allowance	2,340	790	1,606
Provision (benefit) for income taxes	$(924)	$1,121	$1,424

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2019 and 2018 and 34% for 2017 to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2019	2018	2017
Income tax, at federal rate	$(1,270)	$799	$(1,007)
State and local tax, net of federal taxes	(2,128)	(536)	(1,340)
Valuation allowance, net of the federal benefit	2,340	790	1,606
Expense due to enactment of federal tax reform	—	—	2,113
Other	134	68	52
Provision (benefit) for income taxes	$(924)	$1,121	$1,424

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

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. The valuation allowance increased by $2,340, $790 and $1,606 for the years ended December 31, 2019, 2018 and 2017, respectively.

Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets in accordance with GAAP since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 8. Income Taxes (Continued)

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2016.

In 2018, the Company elected to early adopt ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The Company reclassified the income tax effects of Tax Cuts and Jobs Act of approximately $1,281 from accumulated other comprehensive income to retained earnings as presented in the consolidated statements of stockholders’ equity.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	At December 31,
	2019	2018
Deferred tax assets:
Allowance for losses on loans	$3,990	$3,939
Pension obligations	—	2,102
Interest on nonaccrual loans	338	74
Unrealized loss on available-for-sale securities	7	91
Amortization of intangible assets	88	102
Deferred rent payable	—	153
Depreciation of premises and equipment	30	—
Net operating losses	4,258	3,111
Charitable contribution carryforward	1,675	1,694
Compensation and benefits	182	129
Other	130	106
Total gross deferred tax assets	10,698	11,501
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	85	3,120
Depreciation and amortization of premises and equipment	—	222
Deferred loan fees	638	438
Other	7	6
Total gross deferred tax liabilities	730	3,786
Valuation allowance	6,244	3,904
Net deferred tax assets	$3,724	$3,811

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

	For the Years Ended December 31,
	2019	2018	2017
Equity	$2,186	$282	$746
Operations	(2,099)	(184)	(1,276)
	$87	$98	$(530)

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans

Defined Benefit Plan:

As has previously been disclosed, on May 31, 2007, the Company’s defined benefit pension plan (“Defined Benefit Plan”) was frozen and replaced with a qualified defined contribution plan. On May 31, 2019, the Company’s Board of Directors approved the termination of the Defined Benefit Plan which was liquidated on December 1, 2019. During 2019, the Company offered participants in the Defined Benefit Plan with vested qualified benefits the option of receiving their benefits in a lump sum payment in lieu of receiving monthly annuity payments. Approximately 115 participants elected to receive lump sum payments aggregating approximately $6,427 which were paid from plan assets to these participants during the fourth quarter of 2019. Also, during the fourth quarter of 2019, the Company transferred the remainder of the Defined Benefit Plan’s pension obligations to a third party insurance provider by purchasing annuity contracts aggregating approximately $7,431 which was fully funded directly by plan assets. The benefit obligations settled by the lump sum payments and annuity contracts resulted in payments from plan assets of approximately $13,858. The remaining previously unrecognized losses in accumulated other comprehensive loss relating to the Defined Benefit Plan were recognized as an expense and a pre-tax charge of approximately $9,930 ($7,844 after-tax) was recorded in other income (expense), net, in our consolidated statements of operations during the fourth quarter of 2019.

The following table sets forth the Defined Benefit Plan’s funded status and amounts recognized in the consolidated statements of financial condition as of December 31, 2019 and 2018 using a measurement date as of December 31, 2019 and 2018, respectively:

	December 31,
	2019	2018
Projected benefit obligation	$—	$(14,244)
Fair value of plan assets	261	14,416
Funded status	$261	$172
Accumulated benefit obligation	$—	$(14,244)

	December 31,
	2019	2018
Changes in benefit obligation:
Beginning of period	$14,244	$15,883
Service cost	39	39
Interest cost	589	542
Lump sum and annuity purchase	(13,858)	—
Interest rate change	2,787	(1,691)
Mortality change	—	(41)
(Gain)/ Loss	(3,130)	243
Administrative cost	(39)	(39)
Benefits paid	(632)	(692)
End of period	$—	$14,244

	December 31,
	2019	2018
Changes in plan assets:
Fair value of plan assets, beginning of year	$14,416	$14,732
Actual return on plan assets	374	415
Lump sum and annuity purchase	(13,858)
Benefits paid	(632)	(692)
Administrative expenses paid	(39)	(39)
Fair value of plan assets, end of year	$261	$14,416

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

Pretax amounts recognized in accumulated other comprehensive loss, which will be amortized into net periodic benefit cost over the coming years, were $0 and $9,856 at December 31, 2019 and 2018, respectively.

The components of net periodic benefit cost are as follows for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Service cost	$39	$39	$39
Interest cost	589	542	581
Expected return on plan assets	(842)	(860)	(839)
Amortization of prior service cost	25	25	25
Amortization of loss	259	299	234
Net periodic benefit cost	$70	$45	$40

Weighted-average assumptions used to determine the net benefit obligations consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Discount rate	N/A	4.25%
Rate of compensation increase	N/A	0.00%

Weighted-average assumptions used to determine the net benefit cost consisted of the following for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Discount rate	4.25%	3.50%
Rate of compensation increase	0.00%	0.00%
Expected long-term rate of return on assets	6.00%	6.00%

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

Pension assets consist solely of funds on deposit in a guaranteed deposit account. The fair value of the pension plan assets at December 31, 2019 and 2018 was $261 and $14,416, respectively.

The guaranteed deposit account is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. Such fair value measurement is considered a Level 3 measurement.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

401(k) Plan:

The Company also provides a qualified defined contribution retirement plan adopted under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1 or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor  contributions of 3%. The 401(k) expenses recorded in the consolidated statements of income (loss) amounted to $331, $363 and $317 for the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Stock Ownership Plan:

In connection with the reorganization, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed $7,238 from the Company, sufficient to purchase 723,751 shares (approximately 3.92% of the common stock sold in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of 15 years. Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective period are recognized, and the unallocated shares are taken into consideration when computing earnings per share (see Note 10).

A summary of the ESOP shares is as follows:

	December 31, 2019	December 31, 2018
Shares committed-to-be released	48,250	48,250
Shares to be allocated to participants	96,500	48,250
Unallocated shares	579,001	627,251
Total	723,751	723,751
Fair value of unearned shares	$8,511	$7,991

The Company recognized $766, $615 and $526 in compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive. SERP expenses recognized were $62, $61, and $166 for the years ended December 31, 2019, 2018 and 2017, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

2018 Incentive Plan

The Company’s stockholders approved the PDL Community Bancorp 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”) at the Special Meeting of Stockholders on October 30, 2018. The maximum number of shares of common stock which can be issued under the 2018 Incentive Plan is 1,248,469. Of the 1,248,469 shares, the maximum number of shares that may be awarded under the 2018 Incentive Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares. However, the 2018 Incentive Plan contains a flexible feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options and SARs by 3.0 shares of common stock.  The Company converted 462,522 awards of stock options into 154,174 restricted stock units in 2018.

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 40,000 restricted stock units to officers, 322,254 restricted stock units to executive officers and 148,625 restricted stock units to outside directors. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of December 31, 2019 and 2018, the maximum number of stock options and SARs and the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units remaining to be awarded under the Incentive Plan was 265,476 and 0, respectively, for both years. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock awards or restricted stock units would be 88,492, but would eliminate the availability of stock options and SARs available for award.

The product of the number of units granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock units under the Company’s 2018 Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period for the entire award.

A summary of the Company’s restricted stock units activity and related information for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Vested	(90,135)	12.77
Non-vested at December 31	420,744	$12.78

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

	December 31, 2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	—	$—
Granted	510,879	12.77
Forfeited	—	—
Vested	—	—
Non-vested at December 31	510,879	$12.77

Compensation expense related to restricted stock units for the years ended December 31, 2019 and 2018 was $1,155 and $91, respectively.

A summary of the Company’s stock options activity and related information for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.77
Granted	8,918	12.93
Exercised	—	—
Forfeited	(8,918)	12.77
Outstanding, end of year (1)	163,766	$12.78
Exercisable, end of year (1)	24,788	$12.77

	December 31, 2018
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	—	$—
Granted	163,766	12.77
Exercised	—	—
Forfeited	—	—
Outstanding, end of year (1)	163,766	$12.77
Exercisable, end of year (1)	—	$—

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $315 and $0 for outstanding options and $48 and $0 for exercisable options at December 31, 2019 and 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

The weighted-average exercise price for outstanding options as of December 31, 2019 was $12.78 per share and the weighted-average remaining contractual life is 8.9 years. The weighted-average period over which it is expected to be recognized is 5.4 years. There were 24,788 shares exercisable as of December 31, 2019. Total compensation costs related to stock options recognized was $101 and $7 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock units was $5,757, which is expected to be recognized over the next 32 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2019	2018
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	16.94%	20.15%
Risk-free interest rate	2.51%	2.74%
Weighted average grant date fair value	$4.01	$3.53

The expected volatility is based on the stock’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under this program, the Company was permitted to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company may repurchase up to 878,835 shares of the Company’s stock, or approximately

5% of the Company’s then current issued and outstanding shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire no later than May 12, 2020.

As of December 31, 2019, the Company had repurchased a total of 1,102,029 shares under the repurchase programs at a weighted average price of $14.30 per share, which are reported as treasury stock in the consolidated statements of financial condition. Of the 1,102,029 shares of treasury stock, 90,135 shares were reissued as a result of restricted stock units that vested on December 4, 2019.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 10. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Years Ended December 31,		For the Period September 29, through December 31,
	2019	2018	2017
	(Dollars in thousands except share data)
Net Income (loss)	$(5,125)	$2,677	$(2,864)
Common shares outstanding for basic EPS:
Weighted average common shares outstanding (1)	18,039,640	18,463,028	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	607,322	657,159	723,232
Basic weighted average common shares outstanding	17,432,318	17,805,869	17,739,796
Basic earnings (loss) per common share	$(0.29)	$0.15	$(0.16)
Dilutive potential common shares:
Add: Dilutive effect of restricted stock awards	—	6,337	—
Diluted weighted average common shares outstanding	17,432,318	17,812,206	17,739,796
Diluted earnings (loss) per common share	$(0.29)	$0.15	$(0.16)

(1)	The weighted average shares outstanding are calculated for the full periods presented and factor zero shares outstanding for the days prior to the conversion on September 29, 2017.

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

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 11. Commitments, Contingencies and Credit Risk (Continued)

Financial instruments whose contractual amounts represent credit risk at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Commitments to grant mortgage loans	$64,829	$52,017
Unfunded commitments under lines of credit	27,833	44,752
Standby letters of credit	3,455	7,759
	$96,117	$104,528

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

Lease Commitments: At December 31, 2019, there were noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes.  Rental expenses under operating leases, included in occupancy expense, totaled $1,490, $1,440, and $1,488 for the years ended December 31, 2019, 2018, and 2017, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2019 are as follows:

December 31,
2020	$1,340
2021	1,380
2022	1,289
2023	1,276
2024	1,310
Thereafter	5,872
$12,467

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

FHLBNY Stock: The carrying value of FHLBNY stock approximates fair value since the Company can redeem such stock with FHLBNY at cost. As a member of the FHLBNY, the Company is required to purchase this stock, which we carry at cost and classify as restricted equity securities.

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

Deposits: The fair values of demand deposits, savings, NOW, reciprocal deposits and money market accounts equal their carrying amounts, which represent the amounts payable on demand at the reporting date. Fair values for fixed-term, fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on certificates of deposit to a schedule of aggregated expected monthly maturities on such deposits. Deposits are not recorded at fair value on a recurring basis.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

FHLBNY Advances: The fair value of the advances is estimated using a discounted cash flow calculation that applies current market-based FHLBNY interest rates for advances of similar maturity to a schedule of maturities of such advances. These borrowings are not recorded at fair value on a recurring basis.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$16,354	$—	$16,354	$—
Mortgage-Backed Securities:
FNMA Certificates	4,659	—	4,659	—
GNMA Certificates	491	—	491	—
	$21,504	$—	$21,504	$—

		December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$20,515	$—	$20,515	$—
U.S. Treasury	4,995	4,995	—	—
Mortgage-Backed Securities:
FNMA Certificates	759	—	759	—
GNMA Certificates	875	—	875	—
	$27,144	$4,995	$22,149	$—

Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,232	$—	$—	$19,232

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,225	$—	$—	$17,225

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2019 and 2018, respectively.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 12. Fair Value (Continued)

As of December 31, 2019 and 2018, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
December 31, 2019	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,677	$27,677	$—	$—	$27,677
Investment securities	21,504	—	21,504	—	21,504
Loans held for sale	1,030	—	—	1,035	1,035
Loans receivable, net	955,737	—	—	959,942	959,942
Accrued interest receivable	3,982	—	3,982	—	3,982
FHLBNY stock	5,735	5,735	—	—	5,735
Financial liabilities:
Deposits:
Demand deposits	109,548	109,548	—	—	109,548
Interest-bearing deposits	282,997	282,997	—	—	282,997
Certificates of deposit	389,498	—	393,254	—	393,254
Advance payments by borrowers for taxes and insurance	97	—	97	—	97
Advances from FHLBNY	6,348	6,348	—	—	6,348
Accrued interest payable	782,043	—	782,043	—	782,043

December 31, 2018
Financial assets:
Cash and cash equivalents	$69,778	$69,778	$—	$—	$69,778
Investment securities	27,144	4,995	22,149	—	27,144
Loans receivable, net	918,509	—	—	926,867	926,867
Accrued interest receivable	3,795	—	3,795	—	3,795
FHLBNY stock	2,915	2,915	—	—	2,915
Financial liabilities:
Deposits:
Demand deposits	115,923	115,923	—	—	115,923
Interest-bearing deposits	269,749	269,749	—	—	269,749
Certificates of deposit	424,086	—	425,564	—	425,564
Advance payments by borrowers for taxes and insurance	6,037	—	6,037	—	6,037
Advances from FHLBNY	69,404	69,404	—	—	69,404
Accrued interest payable	63	—	63	—	63

Off-Balance-Sheet Instruments: There were no loan commitments on which the committed interest rate is less than the current market rate at December 31, 2019 and 2018.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined). As of December 31, 2019 and 2018, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019. The applicable capital buffer was 10.6% and 11.4% at December 31, 2019 and 2018, respectively.

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

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 13. Regulatory Capital Requirements (Continued)

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$168,268	21.35%	$63,044	8.00%	$78,805	10.00%
Tier 1 Capital to Risk-Weighted Assets	158,382	20.10%	47,283	6.00%	63,044	8.00%
Common Equity Tier 1 Capital Ratio	158,382	20.10%	35,462	4.50%	51,223	6.50%
Tier 1 Capital to Total Assets	158,382	14.97%	42,334	4.00%	52,917	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$146,451	18.62%	$62,923	8.00%	$78,654	10.00%
Tier 1 Capital to Risk-Weighted Assets	136,584	17.37%	47,192	6.00%	62,923	8.00%
Common Equity Tier 1 Capital Ratio	136,584	17.37%	35,394	4.50%	51,125	6.50%
Tier 1 Capital to Total Assets	136,584	12.92%	42,275	4.00%	52,843	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$186,940	24.36%	$61,385	8.00%	$76,731	10.00%
Tier 1 Capital to Risk-Weighted Assets	177,307	23.11%	46,038	6.00%	61,385	8.00%
Common Equity Tier 1 Capital Ratio	177,307	23.11%	34,529	4.50%	49,875	6.50%
Tier 1 Capital to Total Assets	177,307	18.13%	39,114	4.00%	48,892	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$148,486	19.39%	$61,261	8.00%	$76,577	10.00%
Tier 1 Capital to Risk-Weighted Assets	138,872	18.14%	45,946	6.00%	61,261	8.00%
Common Equity Tier 1 Capital Ratio	138,872	18.14%	34,459	4.50%	49,775	6.50%
Tier 1 Capital to Total Assets	138,872	13.66%	40,652	4.00%	50,815	5.00%

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2019
	December 31, 2018	Change	December 31, 2019
Unrealized losses on securities available for sale, net	$(291)	$311	$20
Realized losses on pension benefits, net	(7,844)	7,844	—
Total	$(8,135)	$8,155	$20

	December 31, 2018
	December 31, 2017	Change	December 31, 2018
Unrealized losses on securities available for sale, net	$(221)	$(70)	$(291)
Unrealized losses on pension benefits, net	(7,630)	(214)	(7,844)
Total	$(7,851)	$(284)	$(8,135)

Note 15. Transactions with Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2019, 2018, and 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Beginning balance	$1,278	$1,351	$1,573
Originations	60	400	—
Payments	(78)	(473)	(222)
Ending balance	$1,260	$1,278	$1,351

The Company held deposits in the amount of $8,302 and $6,943 from officers and directors at December 31, 2019 and 2018, respectively.

Note 16. Parent Company Only Financial Statements

The following are the financial statements of the Parent as of and for the years ended December 31, 2019 and 2018.

	December 31,
ASSETS	2019	2018
Cash and cash equivalents	$13,363	$30,867
Investment in Ponce Bank	136,603	130,737
Loan receivable - ESOP	5,894	6,308
Loan receivable - Foundation	606	—
Other assets	2,409	1,523
Total assets	$158,875	$169,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities and accrued expenses	$473	$263
Stockholders' equity	158,402	169,172
Total liabilities and stockholders' equity	$158,875	$169,435

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 16. Parent Company Only Financial Statements (Continued)

	For the Years Ended December 31,
	2019	2018
Interest on ESOP loan	$164	$175
Interest on certificates of deposit	90	—
Interest on other deposits	182	404
Net interest income	436	579
Share-based compensation expense	1,256	98
Management fee expense	411	411
Office occupancy and equipment	60	20
Contribution to Ponce De Leon Foundation	—	—
Professional fees	1,255	1,823
Other noninterest expenses	115	171
Total noninterest expense	3,097	2,523
Income (loss) before income tax (benefit)	(2,661)	(1,944)
Income tax (benefit)	(533)	(221)
Equity in undistributed earnings of Ponce Bank	(2,997)	4,400
Net income (loss)	$(5,125)	$2,677

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(5,125)	$2,677
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	2,997	(4,400)
Deferred income tax	598	83
Share-based compensation expense	1,256	98
Increase in other assets	(918)	(257)
Net (decrease) increase in other liabilities	(357)	202
Net cash used in operating activities	(1,549)	(1,597)
Cash Flows from Investing Activities:
Loan to Foundation	(606)	—
Repayment of ESOP Loan	414	404
Net cash (used in) provided by investing activities	(192)	404
Cash Flows from Financing Activities:
Repurchase of treasury shares	(15,763)	—
Net cash (used in) provided by financing activities	(15,763)	—
Net (decrease) increase in cash and cash equivalents	(17,504)	(1,193)
Cash and cash equivalents at beginning of year	30,867	32,060
Cash and cash equivalents at end of year	$13,363	$30,867

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Dollars in thousands, unless otherwise stated)

Note 17. Quarterly Financial Information (unaudited)

	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands except share data)
Net interest income	$9,562	$9,765	$9,344	$9,462	$9,607	$9,247	$9,133	$8,677
Provision for loan losses	95	14	—	149	215	602	337	94
Net interest income after provision for loan losses	9,467	9,751	9,344	9,313	9,392	8,645	8,796	8,583
Noninterest income	665	579	686	753	815	714	524	885
Noninterest expense	19,475	9,334	8,707	9,091	9,074	8,769	8,455	8,259
Income (loss) before taxes	(9,343)	996	1,323	975	1,133	590	865	1,209
Provision (benefit) for income taxes	(1,891)	287	373	307	498	188	166	268
Net income (loss)	$(7,452)	$709	$950	$668	$635	$402	$699	$941

Basic earnings (loss) per share	$(0.43)	$0.04	$0.05	$0.04	$0.04	$0.02	$0.04	$0.05
Diluted earnings (loss) per share	$(0.43)	$0.04	$0.05	$0.04	$0.04	$0.02	$0.04	$0.05
Basic weighted average common shares	17,145,970	17,185,993	17,565,934	17,835,295	17,823,847	17,811,784	17,799,723	17,787,661
Diluted weighted average common shares	17,145,970	17,297,054	17,655,664	17,864,327	17,830,184	17,811,784	17,799,723	17,787,661

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” sections of the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Proposal I – “Election of Directors – Executive Compensation” section of the 2019 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities and Principal Holders” and “Proposed I – Election of Directors – Benefit Plans and Agreements – 2018 Long-Term Incentive Plan” sections of the Company’s 2019 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Proposal I – Election of Directors - Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2019 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the  2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
(C)	Consolidated Statements of Income (Loss) for the Years ended December 31, 2019, 2018, and 2017
(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2019, 2018, and 2017
(E)	Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2019, 2018, and 2017
(F)	Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018, and 2017
(G)	Notes to the Consolidated Financial Statements.

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

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Ponce Bank Employee Stock Ownership Plan (attached as Exhibit 10.1 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.2	Ponce Bank ESOP Equalization Plan (attached as Exhibit 10.2 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.3	Ponce De Leon Federal Deferred Compensation Plan (attached as Exhibit 10.3 to the Registrant’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

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

Company Name

Date: March 17, 2020	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 17, 2020
Carlos P. Naudon

/s/ Frank Perez	Executive Vice President and Chief Financial Officer	March 17, 2020
Frank Perez

/s/ Steven A. Tsavaris	Executive Chairman and Director	March 17, 2020
Steven A. Tsavaris

/s/ James Demetriou	Director	March 17, 2020
James Demetriou

/s/ William Feldman	Director	March 17, 2020
William Feldman

/s/ Julio Gurman	Director	March 17, 2020
Julio Gurman

/s/ Maria Alvarez	Director	March 17, 2020
Maria Alvarez

/s/ Nick Lugo	Director	March 17, 2020
Nick Lugo