Form 10-K/A
period 2019-12-31
PDL Community Bancorp
filed 2020-04-24
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of PDL Community Bancorp (the “Company” “we,” “our” or “us”) for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2020 (the “2019 Annual Report”), is being filed to include in the 2019 Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

In addition to amending Items 10 through 14 of Part III to provide the information previously omitted in reliance on General Instruction G(3) to Form 10-K, which was anticipated to be incorporated by reference from the Company’s definitive proxy statement, this Amendment No. 1 amends the cover page to remove the statement that information is being incorporated by reference from our definitive proxy statement.

The Company does not intend to file a definitive proxy statement within 120 days of December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Items 10 through14 of Part III of the 2019 Annual Report are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15, the Company is including Item 15 of Part IV with this Amendment No. 1, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. We are not including the certifications under Section 906 of the Sarbanes–Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the 2019 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 17, 2020, the filing date of the 2019 Annual Report.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Our Board of Directors is comprised of seven members. Our Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually.

The following sets forth certain information regarding our Board of Directors, and an executive officer who is not a director. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected. Age information is as of December 31, 2019, and number of years of service as a director includes service with Ponce De Leon Federal Bank.

With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director. Each director of PDL Community Bancorp is also a director of Ponce Bank and Ponce Bank Mutual Holding Company.

Directors

William Feldman. Mr. Feldman, age 77, has served as a director since 1993. Mr. Feldman is a member of the Board of Directors of the Foundation. Mr. Feldman has been investing in and managing commercial and residential real estate properties in the New York metropolitan area for over 30 years. At the present time, Mr. Feldman is managing 12 properties, with ownership interests varying between 12.5% and 50.0%, held by The Feldman Living Trust. Until 2018, Mr. Feldman served as the President of the Southern Boulevard Business Improvement District, a not-for-profit entity whose mission is to increase the economic growth and stability of the Southern Boulevard shopping area. Mr. Feldman currently serves as a member of its Board of Directors. Prior to 2013, Mr. Feldman owned several men’s clothing stores.

Steven A. Tsavaris. Mr. Tsavaris, age 70, has served as a director since 1990. In 2013, Mr. Tsavaris became Chairman of the Board and Chief Executive Officer of Ponce De Leon Federal Bank. Mr. Tsavaris currently serves as Executive Chairman, a salaried officer, of Ponce Bank. Mr. Tsavaris is Chairman of the Board and Chief Executive Officer of Ponce Bank Mutual Holding Company and Executive Chairman, a salaried officer, of PDL Community Bancorp. Mr. Tsavaris joined Ponce De Leon Federal Bank as an Executive Vice President in 1995, became President in 1999, and was made Chief Executive Officer in 2011. Mr. Tsavaris is a member of the Board of Directors of the Foundation.

James C. Demetriou. Mr. Demetriou, age 73, has served as a director since 2009. Mr. Demetriou is a member of the Board of Directors of the Foundation. Mr. Demetriou is the President and Chief Executive Officer of First Management Corp., a property management company located in Astoria, New York, established in 1985 and which has a portfolio of over 130 residential, cooperative, condominium and commercial buildings. Mr. Demetriou is also a partner in the accounting firm, J. Demetriou & Co., established in 1970. In addition, Mr. Demetriou has been a New York licensed real estate broker and sponsoring broker of Archway Realty, Inc., in Astoria, New York since 1985. Furthermore, Mr. Demetriou is the President and Founder of Foxx Capital Funding, Inc. a New York licensed mortgage broker established in 1999.

Nick R. Lugo. Mr. Lugo, age 77, has served as a director since 1999 and serves as Vice Chairman of the Board of Directors of PDL Community Bancorp, Ponce Bank and Ponce Bank Mutual Holding Company. Mr. Lugo is a member of the Board of Directors of the Foundation. Mr. Lugo is an investor in real estate properties located in the New York area and holds these investments in several limited liability companies. Mr. Lugo is also President of Nick Lugo Travel Corp., which he founded in 1980. In addition, Mr. Lugo is also the owner and publisher of LaVoz Hispana, a weekly newspaper. Mr. Lugo also founded in 2006 the New York City Hispanic Chamber of Commerce and serves as its Chairman and President. Mr. Lugo is a Director of the Southern Boulevard Business Improvement District.

Maria Alvarez. Ms. Alvarez, age 55, has served as a director since 2019. Ms. Alvarez is a member of the Board of Directors of the Foundation. Ms. Alvarez is and has been the Executive Director of the New York StateWide Senior Action Council, Inc. since 2010. Since 2008, Ms. Alvarez has also been the Executive Director of the Brooklyn-wide Interagency Council on Aging Educational Fund, Inc.

Julio Gurman. Mr. Gurman, age 83, has served as a director since 1994. Mr. Gurman is an investor in and manager of commercial and residential real estate properties in the New York metropolitan area. Mr. Gurman is a co-investor/manager of the same 12 properties as Mr. Feldman.

Carlos P. Naudon. Mr. Naudon, age 69, has served as a director since 2014. Mr. Naudon served as President and Chief Operating Officer of Ponce De Leon Federal Bank beginning in 2015 and presently serves as President and Chief Executive Officer of Ponce Bank. Mr. Naudon is President and Chief Executive Officer of PDL Community Bancorp and President and Chief Operating Officer of Ponce Bank Mutual Holding Company. Mr. Naudon is a member of the Board of Directors of the Foundation. Prior to becoming President of Ponce De Leon Federal Bank, Mr. Naudon served as a consultant and compliance counsel to Ponce De Leon Federal Bank. Mr. Naudon owns Banking Spectrum, Inc., now a banking publishing company, formerly a bank consulting company. Until 2015, Mr. Naudon was a partner in the law firm of Allister & Naudon. Both of the foregoing firms were established in 1984 to provide services to banking institutions. Mr. Naudon, a retired CPA, became Of Counsel to the law firm Cullen & Dykman in 2015. Mr. Naudon has also previously served in many board positions at other companies, public and private. Before retiring from his consulting and law firms in 2015, Mr. Naudon was a frequent lecturer and speaker on banking issues, corporate governance, quality assurance and performance incentives. Mr. Naudon has current and previous service in various healthcare and community organizations and serves on the board of the Brooklyn Hospital Center of which he was the Chairman of the Board until 2018. Mr. Naudon is a member of the New York State Bar Association, the New York City Hispanic Chamber of Commerce and other professional associations.

Executive Officer Who is Not a Director

Frank Perez. Mr. Perez, age 52, was appointed Executive Vice President and Chief Financial Officer of Ponce De Leon Federal Bank in January 2017. Mr. Perez is Executive Vice President and Chief Financial Officer of PDL Community Bancorp, Ponce Bank and Ponce Bank Mutual Holding Company and Treasurer of the Foundation. Mr. Perez is a certified public accountant and has over 22 years of experience in the banking industry. Prior to joining Ponce De Leon Federal Bank, Mr. Perez was, from January 2015 until July 2016, Executive Vice President and Chief Financial Officer of First Volunteer Bank, Chattanooga, Tennessee, a privately held bank. From May 2012 until January 2015, Mr. Perez was the Executive Vice President and Chief Financial Officer of First Financial Service Corporation, the bank holding company for First Federal Savings Bank of Elizabethtown, Elizabethtown, Kentucky.

Code of Business Conduct and Ethics

PDL Community Bancorp has adopted a Code of Business Conduct and Ethics that applies to all directors and employees of PDL Community Bancorp. The Code of Business Conduct and Ethics addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The Code of Business Conduct and Ethics is available on our website at http://investors.poncebank.com/corporate-governance/governance-overview.

Meetings and Committees of the Board of Directors

The business of PDL Community Bancorp is conducted at regular and special meetings of the Board of Directors and its committees. In addition, the “independent” members of the Board of Directors (as defined in the listing standards of the Nasdaq) meet in executive sessions. The standing committees of the Board of Directors of PDL Community Bancorp are the Audit Committee, the Compensation Committee, the Nomination Committee and the Executive Committee.

The Boards of Directors of PDL Community Bancorp and Ponce Bank held five and 12 regular meetings during the year ended December 31, 2019, respectively. No member of the respective Boards of Directors or any committee thereof attended fewer than 75% of the aggregate of: (i) the total number of meetings of the respective Boards of Directors; and (ii) the total number of meetings held by all committees on which he or she served (during the periods that he or she served).

Audit Committee. The Audit Committee is comprised of Directors Alvarez, Demetriou, Feldman, Gurman and Lugo, each of whom is “independent” in accordance with applicable SEC rules and Nasdaq listing standards. Mr. Demetriou serves as chair of the Audit Committee. The Board of Directors has determined that Director Demetriou qualifies as an “audit committee financial expert” as defined under applicable SEC rules.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at http://investors.poncebank.com/corporate-governance/governance-overview. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of PDL Community Bancorp and monitors adherence in accounting and financial reporting to generally accepted accounting principles of the United States of America (“GAAP”). The PDL Community Bancorp’s Audit Committee met five times during the year ended December 31, 2019.

Compensation Committee. The Compensation Committee is comprised of Directors Alvarez, Demetriou, Feldman, Gurman and Lugo. Mr. Feldman serves as chair of the Compensation Committee. No member of the Compensation Committee is a current or former officer or employee of PDL Community Bancorp or Ponce Bank. The Compensation Committee met once during the year ended December 31, 2019.

With regard to compensation matters, the Compensation Committee’s primary purposes are to discharge the Board’s responsibilities relating to the compensation of the Executive Chairman, President and Chief Executive Officer and other executive officers, to oversee PDL Community Bancorp’s compensation and incentive plans, policies and programs, and to oversee PDL Community Bancorp’s management development and succession plans for executive officers. PDL Community Bancorp’s Executive Chairman and President and Chief Executive Officer will not be present during any committee deliberations or voting with respect to their compensation. The Compensation Committee may form and delegate authority and duties to subcommittees as it deems appropriate.

The Compensation Committee operates under a written charter which is available on our website at http://investors.poncebank.com/corporate-governance/governance-overview. This charter sets forth the responsibilities of the Compensation Committee and reflects the Compensation Committee’s commitment to create a compensation structure that encourages the achievement of long-range objectives and builds long-term value for our stockholders.

The Compensation Committee considers a number of factors in their decisions regarding executive compensation, including, but not limited to, the level of responsibility and performance of the individual executive officers, the overall performance of PDL Community Bancorp, and a peer group analysis of compensation paid at institutions with a similar structure, history, size and complexity. The Compensation Committee also considers the recommendations of the President and Chief Executive Officer with respect to the compensation of executive officers other than the President and Chief Executive Officer.

Nomination Committee. The Nomination Committee is comprised of all independent directors except those whose terms are expiring and are eligible for re-nomination at the next Annual Meeting. For purposes of the 2020 Annual Meeting, directors Alvarez, Demetriou, Gurman and Lugo were members of the Nomination Committee. It is the responsibility of the Nomination Committee to identify, evaluate, recruit and select qualified nominees as directors. The Nomination Committee met once during the year ended December 31, 2019.

The Nomination Committee does not have a formal charter or policy or specific guidelines regarding diversity among board members. However, the Nomination Committee seeks members who represent a mix of backgrounds that will reflect the diversity of our stockholders, employees, and customers, and experiences that will enhance the quality of the Board of Directors’ deliberations and decisions. PDL Community Bancorp is the holding company for a community bank, as such the Nomination Committee also seeks directors who can continue to strengthen Ponce Bank’s position in its community and can assist Ponce Bank with business development through business and other community contacts.

The Nomination Committee considers the following criteria in evaluating and selecting candidates for nomination:

•

Contribution to Board — PDL Community Bancorp endeavors to maintain a Board of Directors that possesses a wide range of abilities. Thus, the Nomination Committee will assess the extent to which the candidate has contributed, or would contribute, to the range of talent, skill and expertise appropriate for the Board of Directors. The Nomination Committee will also take into consideration the number of public company boards of directors, other than PDL Community Bancorp’s, and committees thereof, on which the candidate serves. The Nomination Committee will consider carefully the time commitments of any candidate who would concurrently serve on the board of directors of another public company other than PDL Community Bancorp.

•

Experience — PDL Community Bancorp is the holding company for an insured depository institution. Because of the complex and heavily regulated nature of PDL Community Bancorp’s business, the Nomination Committee will consider a candidate’s relevant financial, regulatory and business experience and skills, including the candidate’s knowledge of the banking and financial services industries, familiarity with the operations of public companies and ability to read and understand fundamental financial statements, as well as real estate and legal experience.

•

Familiarity with and Participation in Local Community — PDL Community Bancorp is a community-orientated organization that serves the needs of local consumers and businesses. Further, Ponce Bank is designated as a Minority Depository Institution under applicable regulations. In connection with the local character of PDL Community Bancorp’s business, the Nomination Committee will consider a candidate’s familiarity with PDL Community Bancorp’s market area (or a portion thereof), including without limitation the candidate’s contacts with and knowledge of local businesses operating in PDL Community Bancorp’s market area, knowledge of the local real estate markets and real estate professionals, experience with local governments and agencies and political activities, and participation in local business, civic, charitable or religious organizations.

•

Integrity — Due to the nature of the financial services provided by PDL Community Bancorp and its subsidiaries, PDL Community Bancorp is in a special position of trust with respect to its customers. Accordingly, the integrity of the Board of Directors is of utmost importance to developing and maintaining customer relationships. In connection with upholding that trust, the Nomination Committee will consider a candidate’s personal and professional integrity, honesty and reputation, including, without limitation, whether a candidate or any entity controlled by the candidate is or has in the past been subject to any regulatory orders, involved in any regulatory or legal action, or been accused or convicted of a violation of law, even if such issue would not result in disqualification for service under PDL Community Bancorp’s Bylaws.

•

Stockholder Interests and Dedication — A basic responsibility of directors is the exercise of their business judgment to act in what they reasonably believe to be in the best long-term interests of PDL Community Bancorp and its stockholders. In connection with such obligation, the Nomination Committee will consider a candidate’s ability to represent the best long-term interests of PDL Community Bancorp and its stockholders, including past service with PDL Community Bancorp, Ponce Bank or Ponce De Leon Federal Bank and contributions to their operations, the candidate’s experience or involvement with other local financial services companies, the potential for conflicts of interests with the candidate’s other pursuits, and the candidate’s ability to devote sufficient time and energy to diligently perform his or her duties, including the candidate’s ability to personally attend board and committee meetings.

•

Independence — The Nomination Committee will consider the absence or presence of material relationships between a candidate and PDL Community Bancorp (including those set forth in applicable Nasdaq listing standards) that might impact objectivity and independence of thought and judgment. In addition, the Nomination Committee will consider the candidate’s ability to serve on any Board committees that are subject to additional regulatory requirements (e.g. Securities and Exchange Commission regulations and applicable Nasdaq listing standards). If PDL Community Bancorp should adopt independence standards other than those set forth in the Nasdaq listing standards, the Nomination Committee will consider the candidate’s potential independence under such other standards.

•

Gender and Ethnic Diversity — PDL Community Bancorp understands the importance and value of gender and ethnic diversity on a Board of Directors and will consider highly qualified women and individuals from minority groups to include in the pool from which candidates are chosen.

•

Additional Factors — The Nomination Committee will also consider any other factors it deems relevant to a candidate’s nomination, including the extent to which the candidate helps the Board of Directors reflect the diversity of PDL Community Bancorp’s stockholders, employees, customers and communities. The Nomination Committee also may consider the current composition and size of the Board of Directors, the balance of management and independent directors, and the need for audit committee expertise.

The Nomination Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service, including the current members’ board and committee meeting attendance and performance, length of board service, experience and contributions, and independence. Current members of the Board of Directors with skills and experience that are relevant to PDL Community Bancorp’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If there is a vacancy on the Board of Directors because any member of the Board of Directors does not wish to continue in service or if the Nomination Committee decides not to re-nominate a member for re-election, the Nomination Committee would determine the desired skills and experience of a new nominee (including a review of the skills set forth above), may solicit suggestions for director candidates from all board members and may engage in other search activities.

During the year ended December 31, 2019 we did not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees for director.

The Nomination Committee may consider qualified candidates for director suggested by our stockholders. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 2244 Westchester Avenue, Bronx, New York 10462. The Nomination Committee has adopted a procedure by which stockholders may recommend nominees to the Board of Directors. Stockholders who wish to recommend a nominee must write to PDL Community Bancorp’s Corporate Secretary and such communication must include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nomination Committee;

•	The name and address of the stockholder as they appear on PDL Community Bancorp’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;

•	The class or series and number of shares of PDL Community Bancorp’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;

•

A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;

•	The name, age, personal and business address of the candidate and the principal occupation or employment of the candidate;
•	The candidate’s written consent to serve as a director;
•

A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on PDL Community Bancorp’s Board of Directors; and

•

Such other information regarding the candidate or the stockholder as would be required to be included in PDL Community Bancorp’s Proxy Statement pursuant to Securities and Exchange Commission Regulation 14A.

To be timely, a stockholder’s recommendation of a candidate for director must be received by the Corporate Secretary at least 120 days prior to the anniversary date of the Proxy Statement relating to the preceding year’s Annual Meeting of Stockholders.

Recommendations that are received and that satisfy the above requirements are forwarded to the Nomination Committee for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.

There is a difference between the recommendation of a candidate for director by a stockholder pursuant to this policy and a formal nomination (whether by proxy solicitation or in person at a meeting) by a stockholder. Stockholders have certain rights under applicable law with respect to formal nominations, and any such formal nomination must comply with applicable law and provisions of the Bylaws of PDL Community Bancorp.

Executive Committee. The Executive Committee is comprised of Directors Feldman, Naudon and Tsavaris. Mr. Tsavaris serves as chair of the Executive Committee. The Executive Committee did not meet during the year ended December 31, 2019. As more fully described in the Executive Committee charter, the Executive Committee is empowered to carry out the responsibility of the Board of Directors between board meetings and as otherwise set forth in its charter.

Audit Committee Report

PDL Community Bancorp’s management is responsible for PDL Community Bancorp’s internal controls and financial reporting process. PDL Community Bancorp’s independent registered public accounting firm is responsible for performing an independent audit of PDL Community Bancorp’s consolidated financial statements and issuing an opinion on the conformity of those financial statements with GAAP. The Audit Committee oversees PDL Community Bancorp’s internal controls and financial reporting process on behalf of the Board of Directors.

In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that PDL Community Bancorp’s consolidated financial statements were prepared in accordance with GAAP and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Public Company Accounting Oversight Board (the “PCAOB”) Auditing Standard No. 1301, which include matters related to the conduct of the audit of PDL Community Bancorp’s consolidated financial statements.

In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm, required by the applicable requirements of the PCAOB, regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the firm’s independence from PDL Community Bancorp and its management. In concluding that the registered public accounting firm is independent, the Audit Committee considered, among other factors, whether the non-audit services provided by the firm were compatible with its independence.

The Audit Committee discussed with PDL Community Bancorp’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examination, their evaluation of PDL Community Bancorp’s internal controls, and the overall quality of PDL Community Bancorp’s financial reporting.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. In its oversight role, the Audit Committee relies on the work and assurances of PDL Community Bancorp’s management, which has the primary responsibility for financial statements and reports, and of the independent registered public accounting firm who, in its report, express an opinion on the conformity of PDL Community Bancorp’s consolidated financial statements to GAAP. The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions with management and the independent registered public accounting firm do not assure that PDL Community Bancorp’s consolidated financial statements are presented in accordance with GAAP, that the audit of PDL Community Bancorp’s consolidated financial statements has been carried out in accordance with GAAP or that PDL Community Bancorp’s independent registered public accounting firm is “independent.”

In reliance on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors, and the Board of Directors has approved, the audited consolidated financial statements included in PDL Community Bancorp’s 2019 Annual Report. The Audit Committee also has approved, subject to stockholder ratification, the selection of PDL Community Bancorp’s independent registered public accounting firm for the year ending December 31, 2020.

Audit Committee of the Board of Directors

of

PDL Community Bancorp

Maria Alvarez

James C. Demetriou

William Feldman

Julio Gurman

Nick R. Lugo

Item 11. Executive Compensation.

We strive to provide a total compensation package that is competitive with market practice, including awards of variable compensation that appropriately recognize individual performance. In the aggregate, we believe our total compensation program provides the appropriate balance that enables us to ensure proper pay-performance alignment and does not incentivize inappropriate risk taking. Our objective is to pay competitive compensation for achieving performance goals consistent with our business goals and relative to performance of industry peers.

The table below summarizes the total compensation paid to or earned by our Executive Chairman, President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer for the years ended December 31, 2019 and 2018. Each individual listed in the table below is referred to as a “named executive officer.”

Summary Compensation Table
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)(1)	($)(2)	($)(2)	($)	($)	($)(3)	($)
Steven A. Tsavaris,	2019	660,000	200,000	—	—	—	—	144,380	1,004,380
Executive Chairman	2018	660,000	200,000	1,897,967	157,396	—	—	152,677	3,068,040

Carlos P. Naudon,	2019	605,000	250,000	—	—	—	—	164,200	1,019,200
President and Chief Executive Officer	2018	605,000	260,000	1,897,967	157,396	—	5,963	176,718	3,103,044

Frank Perez,	2019	259,619	40,000	—	—	—	—	45,708	345,327
Executive Vice President and Chief Financial Officer	2018	203,000	40,000	319,250	105,900	—	—	21,084	689,234

					Health,
					Life
		ESOP and	Deferred		and		Total All
		401(k) Profit	Compensation	Supplemental	Disability	Automobile	Other
	Fiscal	Sharing Plan	(SERP)	Compensation	Insurance	Allowance	Compensation
Name	Year	($)	($)	($)	($)	($)	($)
Steven A. Tsavaris	2019	51,176 (4)	—	—	83,475 (6)	9,729	144,380
	2018	51,255 (5)	—	—	79,368 (7)	22,054	152,677

Carlos P. Naudon	2019	46,182 (8)	60,500	—	53,479 (10)	4,039	164,200
	2018	48,887 (9)	60,500	—	49,471 (11)	17,860	176,718

Frank Perez	2019	15,148 (12)	—	—	18,560 (13)	12,000	45,708
	2018	6,725	—	—	14,359	—	21,084

(1)	Represents discretionary cash bonuses paid for the years ending December 31, 2019 and 2018.

(2)

Amounts included in the “Stock Awards” and “Option Awards” columns for the year ended December 31, 2018, represent time-based grants under our 2018 Long-Term Incentive Plan that were made on December 4, 2018. Amounts related to stock unit awards and option awards are reported in the table above pursuant to applicable SEC regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made. Because grants vest (are earned) ratably over five years beginning December 4, 2019 for Mr. Tsavaris and Mr. Naudon, Mr. Tsavaris and Mr. Naudon each recognized income in the amount of $423,879 from the ratable vesting of their awards for the year ended December 31, 2019. Mr. Perez’s grants will begin to vest on December 4, 2020 and did not recognize any income from the awards during the year ended December 31, 2019. The stock unit awards reflect the aggregate fair value at the grant date of $12.77 per share. The option awards reflect a grant date fair value of $3.53 per stock option with an exercise price of $12.77 per share. The assumptions used in the valuation of the option awards are included in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)	A break-down of the various elements of compensation in this column is set forth in the following table.
4)

ESOP and 401(k) Profit Sharing Plan includes $23,175 allocated to Mr. Tsavaris from the loan payment of $578,104 related to the ESOP, the value of which was determined based on Mr. Tsavaris’ qualified salary to total salary, the value of $19,601 in units allocated to Mr. Tsavaris under the ESOP Equalization Plan for the plan year, both based on a $12.70 fair market value of PDL Community Bancorp common stock as of December 31, 2019, the final trading day of 2019, and a $8,400 employer contribution to the 401(k) Profit Sharing Plan.

(5)

ESOP and 401(k) Profit Sharing Plan includes $17,341 allocated to Mr. Tsavaris from the loan payment of $578,104 related to the ESOP, the value of which was determined based on Mr. Tsavaris’ qualified salary to total salary, the value of $25,814 in units allocated to Mr. Tsavaris under the ESOP Equalization Plan for the plan year, both based on a $12.74 fair market value of PDL Community Bancorp common stock as of December 31, 2018, the final trading day of 2018, and a $8,100 employer contribution to the 401(k) Profit Sharing Plan.

(6)	Includes $29,405 premium for life insurance, $33,569 premium for disability insurance and $20,501 premium for health insurance.
(7)	Includes $29,405 premium for life insurance, $33,569 premium for disability insurance and $16,394 premium for health insurance.
(8)

ESOP and 401(k) Profit Sharing Plan includes $23,175 allocated to Mr. Naudon from the loan payment of $578,104 related to the ESOP, the value of which was determined based on Mr. Naudon’s qualified salary to total salary, the value of $14,607 in units allocated to Mr. Naudon under the ESOP Equalization Plan for the plan year, both based on a $12.70 fair market value of PDL Community Bancorp common stock as of December 31, 2019, the final trading day of 2019, and a $8,400 employer contribution to the 401(k) Profit Sharing Plan.

(9)

ESOP and 401(k) Profit Sharing Plan includes $17,341 allocated to Mr. Naudon from the loan payment of $578,104 related to the ESOP, the value of which was determined based on Mr. Naudon’s qualified salary to total salary, the value of $23,446 in units allocated to Mr. Naudon under the ESOP Equalization Plan for the plan year, both based on a $12.74 fair market value of PDL Community Bancorp common stock as of December 31, 2018, the final trading day of 2018, and a $8,100 employer contribution to the 401(k) Profit Sharing Plan.

(10)	Includes $33,077 premium for disability insurance and $20,402 premium for health insurance.
(11)	Includes $33,077 premium for disability insurance and $16,394 premium for health insurance.
(12)

ESOP and 401(k) Profit Sharing Plan includes $8,335 allocated to Mr. Perez from the loan payment of $578,104 related to the ESOP, the value of which was determined based on Mr. Perez’s qualified salary to total salary, based on a $12.70 fair market value of PDL Community Bancorp common stock as of December 31, 2019, the final trading day of 2019, and a $6,813 employer contribution to the 401(k) Profit Sharing Plan.

(13)	Includes $1,710 premium for life insurance, $1,335 premium for disability insurance and $15,515 premium for health insurance.

Employment Agreements

Ponce Bank. Ponce Bank has entered into employment agreements with Steven A. Tsavaris, Carlos P. Naudon and Frank Perez. The agreements reflect Mr. Tsavaris’ position as Executive Chairman of the Board of Directors, a salaried officer, Mr. Naudon’s position as President and Chief Executive Officer, and Mr. Perez’s position as Executive Vice President and Chief Financial Officer.

The agreements with Messrs. Tsavaris and Naudon are each for a three-year term beginning on March 16, 2017, while the agreement with Mr. Perez is for a one-year term beginning on that date. Each agreement is automatically extended for an additional year unless Ponce Bank or the executive provides a notice of nonrenewal to the other party at least 90 days prior to the end of the original or any extended term.

The employment agreements provide for minimum annual base salaries of $660,000, $600,000 and $190,000, respectively for Messrs. Tsavaris, Naudon and Perez. Each employment agreement also provides for discretionary incentive and/or bonus compensation, participation on generally applicable terms and conditions in other compensation and fringe benefit plans, and certain perquisites, four weeks paid vacation, and if the executive becomes disabled, long term disability benefits for the then remaining term of the agreement equal to 100% of the executive’s base salary. In addition, the agreements for Messrs. Tsavaris and Naudon provide for the use of an automobile and reimbursement of automobile-related expenses.

At any time, Ponce Bank may terminate an executive’s employment, with or without cause, and the executive may resign, with or without good reason. In the event Ponce Bank terminates Mr. Tsavaris or Mr. Naudon without cause or the executive resigns for good reason, as such terms are defined in the agreements, the executive will be entitled to the following severance benefits:

•

An amount equal to three times (two times in the event of resignation for good reason) the sum of (i) the executive’s annual base salary in effect at the time of his termination; and (ii) annual incentive compensation and any other compensation received by the executive for the calendar year immediately preceding termination.

•

An amount equal to the aggregate value of any shares of restricted stock, stock options or other awards issued to the executive under any plan adopted by Ponce Bank, PDL Community Bancorp or any affiliate thereof or any successor plan that are forfeited as a result of such termination, whether vested or unvested.

•

An amount equal to the pro-rata annual bonus, if any, that the executive would have earned for the year in which the termination occurs based on the achievement of applicable performance goals for such year.

•

If the executive is eligible for and elects to receive COBRA health continuation coverage, Ponce Bank will pay toward the cost of COBRA coverage for the executive and his family the amount Ponce Bank would have paid to provide health insurance to the executive if his employment had continued. Such payments shall continue for 24 months or the executive’s COBRA health continuation period, whichever ends earlier.

In the event Ponce Bank terminates Mr. Perez without cause or he resigns for good reason, Mr. Perez will be entitled to the following severance benefits:

•

An amount equal to 1.5 times (1.0 times in the event of resignation for good reason) the sum of (i) his annual base salary in effect at the time of his termination; and (ii) annual incentive compensation and any other compensation received by Mr. Perez for the calendar year immediately preceding termination.

•

An amount equal to the aggregate value of any shares of restricted stock, stock options or other awards issued to Mr. Perez under any plan adopted by Ponce Bank, PDL Community Bancorp or any affiliate thereof or any successor plan that are forfeited as a result of such termination, whether vested or unvested.

•

An amount equal to the pro-rata annual bonus, if any, that Mr. Perez would have earned for the year in which the termination occurs based on the achievement of applicable performance goals for such year.

•

If Mr. Perez is eligible for and elects to receive COBRA health continuation coverage, Ponce Bank will pay toward the cost of COBRA coverage for Mr. Perez and his family the amount Ponce Bank would have paid to provide health insurance to Mr. Perez if his employment had continued. Such payments shall continue for 24 months or Mr. Perez’s COBRA health continuation period, whichever ends earlier.

For purposes of the above severance benefits, “good reason” for resigning includes: a reduction in the executive’s base salary; a material reduction in the executive’s target annual incentive opportunity under any annual incentive compensation or incentive plan or program; a relocation of the executive’s principal place of employment outside of Bronx, Queens, Manhattan, Brooklyn, New York or Hudson County, New Jersey; a material breach by Ponce Bank of any material provision of the employment agreement; a material adverse change in the executive’s title, authority, duties or responsibilities (other than temporarily while the executive is physically or mentally incapacitated or as required by applicable law or as, contemplated by the employment agreement); a material adverse change in the reporting structure applicable to the executive; or the failure of Ponce Bank to extend the employment agreement for an additional year. In the case of Messrs. Tsavaris and Naudon, “good reason” also includes the failure of the executive to be reappointed to the Board of Directors of Ponce Bank. The basis for good reason for any executive will not constitute good reason unless the executive gives Ponce Bank notice of the basis for good reason within 30 days after the initial existence of the basis for good reason and Ponce Bank does not cure the basis for good reason within 30 days after having received such notice.

In the event Messrs. Tsavaris, Naudon or Perez’s employment is involuntarily terminated by Ponce Bank for reasons other than for cause, disability or death, or the executive voluntarily resigns for good reason, in either case after a change in control of Ponce Bank, then in lieu of the severance benefits described above the executive will be entitled to the following severance benefits:

•

An amount equal to 2.99 times his highest annual compensation for services rendered that was includible in the executive’s gross income (partial years being annualized) for the three taxable years immediately preceding the year during which the change in control occurred (or such shorter period as the executive was employed).

•

An amount equal to the aggregate value of any shares of restricted stock, stock options or other awards issued to the executive under any plan adopted by Ponce Bank, PDL Community Bancorp or any affiliate thereof or any successor plan that are forfeited as a result of such termination, whether vested or unvested.

•

If the executive is eligible for and elects to receive COBRA health continuation coverage, Ponce Bank will pay toward the cost of COBRA coverage for the executive and his family the amount Ponce Bank would have paid to provide health insurance to the executive if his employment had continued. Such payments shall continue for 24 months or the executive’s COBRA health continuation period, whichever ends earlier.

Any severance payments required under the employment agreements in connection with a change in control of Ponce Bank will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code.

In the event Messrs. Tsavaris, Naudon or Perez’s employment is involuntarily terminated by Ponce Bank for cause or the executive resigns without good reason, the executive shall be entitled to receive only accrued but unpaid salary, vacation pay and bonuses, plus such additional benefits as the executive may be entitled to under any employee benefit plans sponsored by Ponce Bank.

The employment agreements with Messrs. Tsavaris, Naudon and Perez each provide that during the term of the agreement and for one year thereafter, the executive is generally prohibited from:

•

competing with Ponce Bank within any county or borough in which Ponce Bank Mutual Holding Company, PDL Community Bancorp or Ponce Bank or any of their affiliates maintains or has pending as of the termination date a filing for permission to establish a branch, loan production office, or mortgage production office;

•	soliciting customers and employees of Ponce Bank; or

•

interfering with any of the contracts or relationships of Ponce Bank Mutual Holding Company, PDL Community Bancorp, Ponce Bank or any of their affiliates with any independent contractor, customer, client or supplier.

PDL Community Bancorp and Ponce Bank Mutual Holding Company. PDL Community Bancorp and Ponce Bank Mutual Holding Company have also entered into employment agreements with each of Messrs. Tsavaris, Naudon and Perez. The agreements reflect Mr. Tsavaris’ positions as Chairman of the Board of Directors and Chief Executive Officer of Ponce Bank Mutual Holding Company and Executive Chairman of the Board of Directors of PDL Community Bancorp, a salaried officer; Mr. Naudon’s positions as President and Chief Operating Officer of Ponce Bank Mutual Holding Company and President and Chief Executive Officer of PDL Community Bancorp; and Mr. Perez’s positions as Executive Vice President and Chief Financial Officer of Ponce Bank Mutual Holding Company and PDL Community Bancorp.

 The agreements with Messrs. Tsavaris and Naudon are each for a three-year term, while the agreement with Mr. Perez is for a one-year term. All three agreements began on September 29, 2017. Each agreement is automatically extended for an additional year unless Ponce Bank Mutual Holding Company and PDL Community Bancorp or the executive provides a notice of nonrenewal to the other party at least 90 days prior to the end of the original or any extended term.

The employment agreements with Messrs. Tsavaris, Naudon and Perez each provides compensation and benefits substantially similar to those provided by the corresponding employment agreements between Ponce Bank and the executive, except that the compensation and benefits under an employment agreement with Ponce Bank Mutual Holding Company and PDL Community Bancorp are reduced by the comparable compensation and benefits provided by the corresponding employment agreement with Ponce Bank.

Benefit Plans and Agreements

401(k) Plan. Ponce Bank maintains the Ponce De Leon Federal Bank 401(k) Profit Sharing Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan.”). The named executive officers are eligible to participate in the 401(k) Plan just like other employees. An employee must attain the age of 21 and will be eligible to participate in the 401(k) Plan in the quarter following thirty days of service.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2019, the salary deferral contribution limit was $19,000; provided, however, that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan for a total of $25,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Plan. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the Plan: (i) Class A — Chairman, President, and Executive Vice Presidents; (i) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year. Ponce Bank made a safe harbor contribution to the 401(k) Plan for the plan years ended December 31, 2019 and 2018 in the amounts of $331,000 and $363,000, respectively.

A participant is always 100% vested in his or her salary deferral contributions and safe harbor contributions. Discretionary matching and profit sharing contributions are 20% vested after two years of service, plus an additional 20% for each additional year of service; so all participants are fully vested after six years of service. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the 401(k) Plan. Generally, participants will receive distributions from the 401(k) Plan upon separation from service in accordance with the terms of the plan document.

Defined Benefit Plan. The Ponce De Leon Federal Savings Bank Retirement Income Plan (the “Defined Benefit Plan”) previously covered all eligible employees of the Bank prior to May 31, 2007. On May 31, 2007, the Bank froze the Defined Benefit Plan to new participants and froze the accrual of retirement benefits for existing participants, including Mr. Tsavaris. On May 31, 2019, the Company’s Board of Directors voted to terminate the Defined Benefit Plan. During 2019, we offered participants in the Defined Benefit Plan with vested qualified benefits the option of receiving their benefits in a lump sum payment in lieu of receiving monthly annuity payments. The benefit obligations settled by lump sum payments and annuity contracts resulted in payments from plan assets of approximately $13.9 million, including benefits to Mr. Tsavaris. Mr. Tsavaris elected to receive an annuity payment of $6,056 each month for a total of $1.0 million. Mr. Naudon and Mr. Perez were not participants in the Defined Benefit Plan.

Employee Stock Ownership Plan. PDL Community Bancorp has adopted an employee stock ownership plan (“ESOP”) for its eligible employees and those of its affiliates. The named executive officers are eligible to participate in the ESOP just like other employees. Eligible employees will begin participation in the ESOP upon the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 21.

The ESOP trustee purchased, on behalf of the ESOP, 723,751 shares of PDL Community Bancorp common stock, or 3.92% of the total number of shares of PDL Community Bancorp common stock outstanding on September 29, 2017 (including shares issued to Ponce Bank Mutual Holding Company and the Foundation). The ESOP funded its stock purchase with a loan from PDL Community Bancorp in the amount of $7,237,510, which was equal to the aggregate purchase price of the common stock. The loan is being repaid principally through Ponce Bank’s contributions to the ESOP over the 15-year term of the loan. The interest rate for the ESOP loan is 2.60%. Ponce Bank made a contribution to the ESOP for 2019 of $414,086. As of December 31, 2019 the outstanding balance of the loan was $5,894,313.

The trustee of the trust funding the ESOP holds the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become 100% vested in his or her account balance after three years of service. Participants who were employed by Ponce De Leon Federal Bank immediately prior to September 29, 2017 received credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service in accordance with the terms of the plan document. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The ESOP permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee will vote unallocated shares and allocated shares for which participants do not timely provide instructions on any matter in the same ratio as those shares for which participants provide timely instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of PDL Community Bancorp.

 2018 Long-Term Incentive Plan. Pursuant to the approval of the stockholders of PDL Community Bancorp at a Special Meeting of Stockholders held on October 30, 2018, PDL Community Bancorp has implemented the 2018 Long-Term Incentive Plan (the “Incentive Plan”) for the benefit of directors and senior management. The purpose of our Incentive Plan is to advance the interests of PDL Community Bancorp and its stockholders by providing senior management and outside directors, upon whose judgment, initiative and efforts the success of our business largely depends, with an additional incentive to perform in a superior manner. The Incentive Plan was designed to reward seniority as well as longevity and to attract and retain people of experience and ability.

The Incentive Plan is administered by the Compensation Committee of our Board of Directors. The Compensation Committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Incentive Plan.

The maximum number of shares of common stock to be issued under the Incentive Plan is 1,248,469. The maximum number of shares of common stock that may be awarded pursuant to the exercise of stock options and stock appreciation rights (“SARs”) is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares. However, the Incentive Plan contains a flex feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options and SARs by 3.0 shares of common stock. On December 4, 2018, the Company converted 462,522 possible awards of stock options and SARs into 154,174 restricted stock units.

As of December 31, 2019, PDL Community Bancorp had outstanding awards to senior management and outside directors of restricted stock units covering 420,744 shares of common stock and stock options to purchase 163,766 shares of common stock. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant, which was December 4, 2018. However, awards to a director with fewer than ten years of service as a director at the time of grant vest at a slower rate. In addition, awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. Awards to directors and executive officers vest at the earliest on December 4, 2019, and at the latest on January 31, 2028. Outstanding restricted stock units do not pay or accumulate dividend equivalents during the applicable vesting period.

As of December 31, 2019, the maximum number of stock options and the maximum number of shares of common stock that may be issued as restricted stock units remaining to be awarded under the Incentive Plan were 265,476 and 0, respectively. If the Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock units would be 88,492, but would eliminate the availability of stock options and SARs available for awarding.

Equity Compensation Plan Information at December 31, 2019

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	584,510	$12.78 (1)	265,476
Equity Compensation Plans not Approved by Security Holders	—		—
Total	584,510	$12.78 (1)	265,476

(1)	Outstanding stock options (163,766) have a weighted-average exercise price of $12.78 per share. Outstanding restricted stock units (420,744) have no exercise price.

A summary of the Company’s restricted stock unit awards activity for the year ended December 31, 2019 is as follows:

	December 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Vested	(90,135)	12.77
Non-vested at December 31	420,744	$12.78

A summary of the Company’s stock option awards activity for the year ended December 31, 2019 is as follows:

	December 31, 2019
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.77
Granted	8,918	12.93
Exercised	—	—
Forfeited	(8,918)	12.77
Outstanding, end of year	163,766	$12.78
Exercisable, end of year	24,788	$12.77

The following table sets forth at December 31, 2019 certain information for stock options and restricted stock units awarded to named executive officers.

Table of Outstanding Equity Awards at December 31, 2019

Equity
Incentive
										Equity	Plan
										Incentive	Awards:
				Equity						Plan	Market or
				Incentive					Market	Awards:	Payout
				Plan Awards:					Value of	Number of	Value of
				Number of			Number of		Shares or	Unearned	Unearned
	Number of	Number of		Securities			Shares or		Units of	Shares, Units	Shares, Units
	Securities	Securities		Underlying			Units of		Stock	or Other	of Other
	Underlying	Underlying		Unexercised	Option		Stock That		That	Rights That	Rights That
	Unexercised	Unexercised		Unearned	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	Options (#)	Options (#)		Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)(1)	($)	($)
Steven A. Tsavaris	8,917	35,671	(2)	—	12.77	12/03/2028	118,902	(2)	1,747,859	—	—
Carlos P. Naudon	8,917	35,671	(2)	—	12.77	12/03/2028	118,902	(2)	1,747,859	—	—
Frank Perez	—	30,000	(3)	—	12.77	12/03/2028	25,000	(3)	367,500	—	—

(1)	Based on a $14.70 fair market value of PDL Community Bancorp common stock as of December 31, 2019, the final trading day of 2019.
(2)

These awards are set to vest annually at the rate of 20% beginning on the first anniversary of the date of grant, which was December 4, 2018. The first 20% vested on December 4, 2019 and, as such, the remaining awards will vest in equal amounts on December 4, 2020, 2021, 2022 and 2023.

(3)	These awards vest annually at the rate of 20% beginning on December 4, 2020.

ESOP Equalization Plan. In connection with its reorganization into a mutual holding company structure, Ponce De Leon Federal Bank adopted the Ponce Bank ESOP Equalization Plan (“Equalization Plan”), a nonqualified plan that provides notional contributions for certain executives approved by the Compensation Committee of Ponce Bank who are prevented from receiving full contributions to and allocation under the ESOP due to limitations on: (i) the maximum annual compensation that may be recognized under the ESOP for benefit computation purposes pursuant to Section 401(a)(17) of the Internal Revenue Code ($280,000 for 2019); and (ii) the maximum annual additions to the ESOP pursuant to Internal Revenue Code Section 415(b). The Equalization Plan is designed to equalize contributions and allocations for those that fall below and above these limitations. Currently, only Mr. Tsavaris and Mr. Naudon are approved to participate in the Equalization Plan. No amounts will be credited under the Equalization Plan until contributions are made to the ESOP.

A participant’s balance under the Equalization Plan will be paid to him in a single lump sum within 90 days after his termination of service. However, as required by Section 409A of the Internal Revenue Code, which governs deferred compensation plans, payments to certain specified employees of a publicly-traded corporation following separation from service cannot be paid until six months following separation from service except following the death of the participant. Any payment that would have been distributed from the Equalization Plan to such a participant during the six-month period following separation from service, will be accumulated and paid to the participant in a single lump sum as soon as administratively practicable following the end of the six-month period or the participant’s death, if applicable.

The Equalization Plan is entirely unfunded. Employees who participate in the Equalization Plan have only the rights of general unsecured creditors with respect to any rights under the Equalization Plan.

Deferred Compensation Plan. Ponce Bank has adopted a nonqualified deferred compensation plan that covers certain members of management or highly compensated employees designated by Ponce Bank. Mr. Naudon is the only executive currently designated to participate in the plan. Under the plan Ponce Bank periodically makes contributions to an account designated for the benefit of Mr. Naudon. Under the plan, contributions are discretionary in amount, however, the employment agreement between Ponce Bank and Mr. Naudon requires Ponce Bank to make contributions to the plan during the term of the employment agreement equal to 10% of his base salary. Ponce Bank contributed $60,500 for each of the years ended December 31, 2019 and 2018. The account is periodically credited with earnings based on investments within the account as directed by Mr. Naudon. At December 31, 2019, the total amount accrued under the plan, including earnings, was $289,521.

Amounts credited under the plan are fully vested at all times and will be distributed to Mr. Naudon upon the termination of his employment with Ponce Bank for any reason or a change in control of Ponce Bank. In the event of Mr. Naudon’s death while employed by Ponce Bank, the total amount credited under the plan for the benefit of Mr. Naudon will be distributed to his designated beneficiaries.

Directors Compensation

Directors earn an annual fee of $48,000 per year. Directors currently receive fees of $500 per meeting for service on the committees of the board of directors. Executive officers serving on the board of directors do not receive director’s compensation for such service. Each person who serves as a director of PDL Community Bancorp also serves as a director of Ponce Bank and earns a monthly fee only in his or her capacity as a board or committee member of Ponce Bank.

The following table sets forth for the year ended December 31, 2019 certain information as to the total remuneration we paid to our directors who were not executive officers.

Directors Compensation Table For the Year Ended December 31, 2019

	Fees						Nonqualified
	Earned					Non-Equity	Deferred
	or Paid	Stock		Option		Incentive Plan	Compensation	All Other
	in Cash	Awards		Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)(1)(2)		($)(1)(2)		($)	($)	($)(3)	($)
Maria Alvarez	54,000	384,344	(4)	35,761	(5)	—	—	30,000	504,105
James C. Demetriou	60,000	—		—		—	—	27,500	87,500
William Feldman	54,000	—		—		—	—	26,013	80,013
Julio Gurman	54,000	—		—		—	—	26,013	80,013
Nick R. Lugo	54,000	—		—		—	—	12,692	66,692

(1)

Amounts included in the “Stock Awards” and “Option Awards” columns for the year ended December 31, 2019, represent time-based grants under our 2018 Long-Term Incentive Plan that were made on January 31, 2019. Amounts related to stock unit awards and option awards are reported in the table above pursuant to applicable SEC regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made. Because Ms. Alvarez’s grants do not begin to vest (are earned) prior to January 31, 2022, she did not recognize any income from the awards during the year ended December 31, 2019 Ms. Alvarez’s stock unit awards reflect the aggregate fair value at the grant date of $12.93 per share. The option awards reflect a grant date fair value of $4.01 per stock option with an exercise price of $12.93 per share. The assumptions used in the valuation of the option awards are included in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)

Because the grants to Mr. Demetriou, Mr. Feldman, Mr. Gurman and Mr. Lugo vest (are earned) over five years beginning on December 4, 2019, Mr. Demetriou, Mr. Feldman, Mr. Gurman and Mr. Lugo recognized income in the amount of $76,291, $84,776, $84,776,and $84,776, respectively, from the partial vesting of their awards during the year ended December 31, 2019.

(3)	Represents premiums for health insurance paid on behalf of the directors.
(4)

Reflects an award of time-based restricted stock units covering 29,725 shares of PDL Community Bancorp common stock. This award vests at a rate of 30% on January 31, 2022, an additional 10% on January 31, 2023, and an additional 12% each year thereafter ending on January 31, 2028.

(5)

Reflects an award of time-based stock options covering 8,918 shares of PDL Community Bancorp common stock. This award vests at a rate of 30% on January 31, 2022, an additional 10% on January 31, 2023, and an additional 12% each year thereafter ending on January 31, 2028.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as otherwise noted below, holders of record of PDL Community Bancorp’s shares of common stock, par value $0.01 per share, as of the close of business on March 16, 2020 are entitled to one vote for each share then held. As of March 16, 2020, there were 17,323,759 shares of common stock issued and outstanding.

PDL Community Bancorp’s Charter provides that, for a period of five years from the closing of PDL Community Bancorp’s stock offering, completed on September 29, 2017, no person or entity, other than Ponce Bank Mutual Holding Company, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of equity security of PDL Community Bancorp held by persons other than Ponce Bank Mutual Holding Company, and that any shares acquired in excess of this limit will not be entitled to be voted and will not be counted as voting stock in connection with any matters submitted to the stockholders for a vote.

Principal Holders

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 16, 2020, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 2244 Westchester Avenue, Bronx, New York 10462.

	Shares of Common
	Stock Beneficially		Percent of Shares of
	Owned as of		Common Stock
Persons Owning Greater than 5%	Record Date (1)		Outstanding (2)
Ponce Bank Mutual Holding Company 2244 Westchester Avenue Bronx, New York 10462	9,545,388		55.1%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	1,372,691	(3)	7.9
Directors
Maria Alvarez	—		*
James C. Demetriou	36,955	(4)	*
William Feldman	37,728	(5)	*
Julio Gurman	37,728	(6)	*
Nick R. Lugo	57,728	(7)	*
Carlos P. Naudon	66,151	(8)	*
Steve A. Tsavaris	93,101	(9)	*
Executive Officers who are not Directors
Frank Perez	3,092	(10)	*
All directors and executive officers as a group (8) persons	332,483		1.9%

*	Less than 1%.
(1)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he, she or it has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 16, 2020. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of PDL Community Bancorp common stock.

(2)	Based on a total of 17,323,759 shares of common stock outstanding as of March 16, 2020.
(3)	Based on a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 14, 2020.

(4)

Includes 30,000 shares held jointly by Mr. Demetriou and his wife and 1,605 shares as to which Mr. Demetriou has the right to acquire beneficial ownership within 60 days from March 16, 2020, pursuant to the exercise of vested stock options.

(5)

Includes 5,605 shares owned directly by Mr. Feldman’s wife, 12,737 shares held in an individual retirement account for the benefit of Mr. Feldman, 9,395 shares held in an individual retirement account for the benefit of Mr. Feldman’s wife and 1,783 shares as to which Mr. Feldman has the right to acquire beneficial ownership within 60 days from March 16, 2020, pursuant to the exercise of vested stock options.

(6)

Includes 30,000 shares owned directly by the Gurman Living Trust and 1,783 shares as to which Mr. Gurman has the right to acquire beneficial ownership within 60 days from March 16, 2020, pursuant to the exercise of vested stock options.

(7)

Includes 20,000 shares owned directly by Mr. Lugo’s wife and 1,783 shares as to which Mr. Lugo has the right to acquire beneficial ownership within 60 days from March 16, 2020, pursuant to the exercise of vested stock options.

(8)

Includes 23,050 shares held in an individual retirement account for the benefit of Mr. Naudon, 4,459 shares held by the ESOP and allocated to his account and 8,917 shares as to which Mr. Naudon has the right to acquire beneficial ownership within 60 days from March 16, 2020, pursuant to the exercise of vested stock options.

(9)

Includes 20,000 shares owned directly by Mr. Tsavaris’ wife, 4,459 shares held by the ESOP and allocated to his account and 8,917 shares as to which Mr. Tsavaris has the right to acquire beneficial ownership within 60 days from March 16, 2020, pursuant to the exercise of vested stock options.

10)	Includes 1,739 shares held by the ESOP and allocated to his account.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Ponce Bank, to their executive officers and directors in compliance with federal banking regulations.

Ponce Bank currently has outstanding mortgage loans, either directly or indirectly, to directors Demetriou, Lugo and Naudon. All loans to directors and executive officers are made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Ponce Bank and for which management believes neither involve more than the normal risk of collection nor present other unfavorable features. Since January 1, 2017, we and our subsidiaries have not had any transaction or series of transactions, or business relationships, nor are any such transactions or relationships proposed, in which the amount involved exceeds $120,000 and in which our directors or executive officers have a direct or indirect material interest.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Steven A. Tsavaris, Executive Chairman, and Carlos P. Naudon, President and Chief Executive Officer, is “independent” as defined in the listing standards of the Nasdaq Stock Market (“Nasdaq”). Mr. Tsavaris and Mr. Naudon are not considered independent because they are executive officers as well as directors. In determining the independence of our directors, the Board of Directors considered relationships between PDL Community Bancorp and its subsidiaries and our directors that are not required to be reported under “— Transactions With Certain Related Persons,” above, consisting of deposit accounts that our directors maintain at Ponce Bank. In addition, we utilize the services of Foxx Capital Funding, Inc., an independent mortgage broker, for certain real estate transactions, of which Director James C. Demetriou is President. We did not pay any commission to Foxx Capital Funding, Inc. for the year ended December 31, 2019. For the year ended December 31, 2019, we paid Banking Spectrum, Inc., a company owned by Mr. Naudon, $6,097. Mr. Naudon is of Counsel to the law firm of Cullen and Dykman LLP and we paid such law firm $29,596 in fees during the year ended December 31, 2019; Mr. Naudon disclaims any pecuniary interest in such fees.

Board Leadership Structure and Risk Oversight

Our Board of Directors is chaired by Executive Chairman, Steven A. Tsavaris, who is not an independent director and neither is he the principal executive officer. In the opinion of the Board of Directors, Mr. Tsavaris’ position as Executive Chairman does not deter from the independent directors’ oversight of PDL Community Bancorp and Ponce Bank and the active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board of Directors.

To further assure effective independent oversight, the Board of Directors has adopted a number of governance practices, including:

•	appointment of an independent director as Vice Chairman of the Board and lead director;

•	requirement that a majority of the members of the Board of Directors be independent;

•	annual performance evaluations of the Executive Chairman and the President and Chief Executive Officer by the independent directors;

•	policies regarding the composition, responsibilities and operation of our Board of Directors;

•	the establishment and operation of board committees, including audit, nomination, and compensation committees;

•	convening executive sessions of independent directors; and

•	policies regarding our Board of Directors’ interaction with management and third parties.

The Board of Directors recognizes that, depending on the circumstances, other leadership models might be appropriate. Accordingly, the Board of Directors periodically reviews its leadership structure.

The Board of Directors is actively involved in oversight of risks that could affect PDL Community Bancorp. This oversight is conducted primarily through committees of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks. The Board of Directors also satisfies this responsibility through reports by the committee chair of all board committees regarding the committees’ considerations and actions, through review of minutes of committee meetings and through regular reports directly from officers responsible for oversight of particular risks within PDL Community Bancorp. Risks relating to the direct operations of Ponce Bank are further overseen by the Board of Directors of Ponce Bank, which consists of the same individuals who serve on the Board of Directors of PDL Community Bancorp. The Board of Directors of Ponce Bank also has additional committees that conduct risk oversight. All committees are responsible for the establishment of policies that guide management and staff in the day-to-day operation of PDL Community Bancorp and Ponce Bank such as lending, risk management, asset/liability management, investment management and others.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of PDL Community Bancorp has approved the engagement of Mazars USA LLP to be our independent registered public accounting firm for the year ending December 31, 2020, subject to the ratification of the engagement by our stockholders. At the Annual Meeting, stockholders will consider and vote on the ratification of the Audit Committee’s engagement of Mazars USA LLP for the year ending December 31, 2020. A representative of Mazars USA LLP is anticipated to attend the Annual Meeting and may respond to appropriate questions and make a statement if he or she so desires.

Even if the engagement of Mazars USA LLP is ratified, the Audit Committee, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such change would be in the best interests of PDL Community Bancorp and its stockholders.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Mazars USA LLP during the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Audit Fees	$316,504	$256,185
Audit -Related Fees	$62,500	$58,510

Audit Fees. Audit Fees include aggregate fees billed for professional services for the audit of PDL Community Bancorp’s annual consolidated financial statements for the years ended December 31, 2019 and 2018, and the limited reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission during 2019, including out of pocket expenses.

Audit-Related Fees. Audit-Related Fees include fees billed for professional services rendered related to audits of employee benefit plans during the fiscal years ended December 31, 2019 and 2018.

The Audit Committee has considered whether the provision of audit-related and non-audit services, are compatible with maintaining the independence of Mazars USA LLP. The Audit Committee concluded that performing such services does not affect the independence of Mazars USA LLP in performing its function as our independent registered public accounting firm.

The Audit Committee’s current policy is to pre-approve all audit, audit-related and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of audit-related fees billed and paid during the year ended December 31, 2019, as indicated in the table above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3)Exhibits

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

Company Name

Date: April 24, 2020	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	April 24, 2020
Carlos P. Naudon

/s/ Frank Perez	Executive Vice President and Chief Financial Officer	April 24, 2020
Frank Perez

/s/ Steven A. Tsavaris	Executive Chairman and Director	April 24, 2020
Steven A. Tsavaris

/s/ James Demetriou	Director	April 24, 2020
James Demetriou

/s/ William Feldman	Director	April 24, 2020
William Feldman

/s/ Julio Gurman	Director	April 24, 2020
Julio Gurman

/s/ Maria Alvarez	Director	April 24, 2020
Maria Alvarez

/s/ Nick Lugo	Director	April 24, 2020
Nick Lugo