Form 10-Q
period 2020-03-31
PDL Community Bancorp
filed 2020-05-15
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the registrant had 17,299,740 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2020 and December 31, 2019

(Dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks (Note 2):
Cash	$13,165	$6,762
Interest-bearing deposits in banks	90,795	20,915
Total cash and cash equivalents	103,960	27,677
Available-for-sale securities, at fair value (Note 3)	19,140	21,504
Loans held for sale	1,030	1,030
Loans receivable, net (Note 4)	972,979	955,737
Accrued interest receivable	4,198	3,982
Premises and equipment, net (Note 5)	32,480	32,746
Federal Home Loan Bank of New York stock (FHLBNY), at cost	7,889	5,735
Deferred tax assets (Note 8)	4,140	3,724
Other assets	5,127	1,621
Total assets	$1,150,943	$1,053,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$829,741	$782,043
Accrued interest payable	86	97
Advance payments by borrowers for taxes and insurance	8,295	6,348
Advances from the Federal Home Loan Bank of New York and others (Note 7)	152,284	104,404
Other liabilities	4,794	2,462
Total liabilities	995,200	895,354
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,299,740 shares outstanding as of March 31, 2020 and 18,463,028 shares issued and 17,451,134 shares outstanding as of December 31, 2019	185	185
Treasury stock, at cost; 1,163,288 shares as of March 31, 2020 and 1,011,894 shares as of December 31, 2019 (Note 9)	(16,490)	(14,478)
Additional paid-in-capital	85,132	84,777
Retained earnings	92,475	93,688
Accumulated other comprehensive income (Note 14)	110	20
Unearned compensation - ESOP; 566,938 shares as of March 31, 2020 and 579,001 shares as of December 31, 2019 (Note 9)	(5,669)	(5,790)
Total stockholders' equity	155,743	158,402
Total liabilities and stockholders' equity	$1,150,943	$1,053,756

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Unaudited)

Three Months Ended March 31, 2020 and 2019

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2020	2019
Interest and dividend income:
Interest on loans receivable	$12,782	$12,095
Interest on deposits due from banks	66	149
Interest and dividend on available-for-sale securities and FHLBNY stock	182	138
Total interest and dividend income	13,030	12,382
Interest expense:
Interest on certificates of deposit	1,827	1,956
Interest on other deposits	692	631
Interest on borrowings	587	333
Total interest expense	3,106	2,920
Net interest income	9,924	9,462
Provision for loan losses (Note 4)	1,146	149
Net interest income after provision for loan losses	8,778	9,313
Noninterest income:
Service charges and fees	248	230
Brokerage commissions	50	109
Late and prepayment charges	119	139
Other	205	275
Total noninterest income	622	753
Noninterest expense:
Compensation and benefits	5,008	5,014
Occupancy and equipment	2,017	1,911
Data processing expenses	467	353
Direct loan expenses	212	156
Insurance and surety bond premiums	121	83
Office supplies, telephone and postage	316	317
Professional fees	1,627	510
Marketing and promotional expenses	234	26
Directors fees	69	83
Regulatory dues	46	56
Other operating expenses	705	582
Total noninterest expense	10,822	9,091
Income (loss) before income taxes	(1,422)	975
Provision (benefit) for income taxes (Note 8)	(209)	307
Net income (loss)	$(1,213)	$668
Earnings (loss) per share for the period (Note 10)
Basic	$(0.07)	$0.04
Diluted	$(0.07)	$0.04

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,213)	$668
Net change in unrealized gains on available-for-sale securities :
Unrealized gains	115	171
Income tax effect	(25)	(37)
Unrealized gains on securities, net of tax	90	134
Pension benefit liability adjustment:
Net loss	—	(43)
Income tax effect	—	9
Pension liability adjustment, net of tax	—	(34)
Total other comprehensive income, net of tax	90	100
Total comprehensive income (loss)	$(1,123)	$768

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2020 and 2019

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net income	—	—	—	—	668	—	—	668
Other comprehensive loss, net of tax	—	—	—	—	—	100	—	100
Treasury stock	(13,866)		(193)					(193)
ESOP shares committed to be released (12,063 shares)	—	—	—	69	—	—	120	189
Restricted stock awards				300				300
Stock options				26				26
Balance, March 31, 2019	18,449,162	$185	$(193)	$84,976	$99,481	$(8,035)	$(6,152)	$170,262

Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net loss	—	—	—	—	(1,213)	—	—	(1,213)
Other comprehensive income, net of tax	—	—	—	—	—	90	—	90
Treasury stock	(151,394)	—	(2,012)	—	—	—	—	(2,012)
ESOP shares committed to be released (12,063 shares)	—	—	—	3	—	—	121	124
Restricted stock awards	—	—	—	323	—	—	—	323
Stock options	—	—	—	29	—	—	—	29
Balance, March 31, 2020	17,299,740	$185	$(16,490)	$85,132	$92,475	$110	$(5,669)	$155,743

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(1,213)	$668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	2	(1)
Loss on sale of loans, net	—	102
Provision for loan losses	1,146	149
Depreciation and amortization	602	509
ESOP compensation	156	203
Share-based compensation expense	352	326
Deferred income taxes	(441)	(70)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(216)	60
(Increase) decrease in other assets	(3,506)	329
(Decrease) increase in accrued interest payable	(11)	12
Increase in advance payments by borrowers	1,947	—
Increase in other liabilities	2,439	514
Net cash provided by operating activities	1,257	2,801
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	2,039	3,015
Purchases of FHLBNY Stock	(4,193)	(3,015)
Purchases of available-for-sale securities	(8,685)	—
Proceeds from sale of available-for-sale securities	8,875	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	2,148	5,150
Proceeds from sales of loans	3,530	3,614
Net increase in loans	(21,918)	(10,455)
Purchases of premises and equipment	(336)	(1,151)
Net cash used in investing activities	(18,540)	(2,842)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	47,698	(2,977)
Repurchase of treasury stock	(2,012)	(193)
Proceeds from advances from FHLBNY	123,630	172,016
Repayments of advances from FHLBNY	(75,750)	(197,016)
Net cash provided by (used in) financing activities	93,566	(28,170)
Net increase (decrease) in cash and cash equivalents	76,283	(28,211)
Cash and Cash Equivalents:
Beginning	27,677	69,778
Ending	$103,960	$41,567
Supplemental Disclosures:
Cash paid during the period:
Interest	$3,117	$2,908
Income taxes	$91	$43

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The unaudited interim Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results for the entire year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K.

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

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area has and continues to experience the highest levels of the COVID-19 pandemic in the nation. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of the COVID-19 pandemic are rapidly evolving and not fully known, it has had a significantly adverse impact on the functioning of financial markets while increasing economic and market uncertainty, and disrupted trade and supply chains.

The potential financial impact is unknown at this time. However, if this pandemic continues for a sustained period of time, it may adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, loan portfolio, financial condition, and results of operations.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies:

Use of Estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statement of financial condition, and revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities and the estimates relating to the valuation for share-based awards.

Interim Financial Statements: The interim consolidated financial statements at March 31, 2020, and for the three months ended March 31, 2020 and 2019 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

COVID-19 Pandemic and the CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of the COVID-19 pandemic. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks  to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain of the COVID-19 pandemic related modifications.

Under the CARES Act and related Interagency Statement, the Bank can temporarily suspend its delinquency and nonperforming treatment for certain loans that have been granted a payment accommodation that facilitates borrowers' ability to work through the immediate impact of the pandemic. Borrowers who were current prior to becoming affected by the COVID-19 pandemic, then receive payment accommodations as a result of the effects of the COVID-19 pandemic and if all payments are current in accordance with the revised terms of the loan, generally would not be reported as past due. The Bank has chosen to utilize this part of the CARES Act as it relates to delinquencies and nonperforming loans and will not report these loans as past due.

Under Section 4013 of the CARES Act, modifications of loan terms do not automatically result in TDRs and the Bank generally does not need to categorize the COVID-19 pandemic-related modifications as TDRs. The Bank may elect not to categorize loan modifications as TDRs if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. For all other loan modifications, the federal banking agencies have confirmed with staff of the Financial Accounting Standards Board ("FASB") that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Financial institutions accounting for eligible loans under section 4013 are not required to apply ASC Subtopic 310-40 to the section 4013 loans for the term of the loan modification. Financial institutions do not have to report section 4013 loans as TDRs in regulatory reports, including this Form 10-Q. The Bank has chosen to utilize this section of the CARES Act and will not report the COVID-19 pandemic related modifications as TDRs.

Under the CARES Act and related Interagency Statement, in regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the COVID-19 pandemic as past due because of the deferral. A loan's payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, this may result in no contractual payments being past due, and these loans are not considered past due during the period of the deferral. Each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to distressed borrowers should be reported as nonaccrual assets in regulatory reports. However, during the short-term arrangements, these loans generally should not be reported as nonaccrual. The Bank has elected to follow this guidance of the CARES Act and will report loans that have been granted payment deferrals as current so long as they were current at the time the deferral was granted.

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

Treasury Stock: Shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock, unless and until reissued. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of March 31, 2020, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period with the exception of ASU 2016-13, which has not been implemented yet as discussed below.

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

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases seven leased branches and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its seven leased branches.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Bank does not believe this update will have a material impact on its financial statements.

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $6,872 and $5,935 in cash to cover its minimum reserve requirement of $0 and $4,927 at March 31, 2020, and December 31, 2019, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$5,498	$9	$—	$5,507
Corporate Bonds	8,638	40	—	8,678
Mortgage-Backed Securities:
FNMA Certificates	4,490	37	—	4,527
GNMA Certificates	424	4	—	428
Total	$19,050	$90	$—	$19,140

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$16,373	$—	$(19)	$16,354
Mortgage-Backed Securities:
FNMA Certificates	4,680	—	(21)	4,659
GNMA Certificates	482	9	—	491
Total	$21,535	$9	$(40)	$21,504

There were no securities classified as held-to-maturity as of March 31, 2020 and December 31, 2019. There were $8,875 available-for-sale securities sold during the three months ended March 31, 2020 and there were no sales for the three months ended March 31, 2019. A total of $2,000 available-for-sale securities matured during the three months ended March 31, 2020. The Company purchased $8,685 of available-for-sale securities during the three months ended March 31, 2020.

There were no securities in an unrealized loss position at March 31, 2020.

The following table present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2019:

	December 31, 2019
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Federal Agencies	$—	$—	$16,354	$(19)	$16,354	$(19)
Mortgage-Backed
FNMA Certificates	—	—	4,659	(21)	4,659	(21)
Total	$—	$—	$21,013	$(40)	$21,013	$(40)

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities (Continued)

The Company’s investment portfolio had 8 and 10 available-for-sale securities at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had 0 and 9 available-for-sale securities, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both March 31, 2020 and December 31, 2019 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

The following is a summary of maturities of securities at March 31, 2020 and December 31, 2019. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2020
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$1,999	$2,003
After three months through one year	3,499	3,504
After one year through five years	—	—
	5,498	5,507
Corporate Bonds	8,638	8,678
Mortgage-Backed Securities	4,914	4,955

Total	$19,050	$19,140

	December 31, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$2,000	$2,000
After three months through one year	14,373	14,354
After one year through five years	—	—
	16,373	16,354
Mortgage-Backed Securities	5,162	5,150
Total	$21,535	$21,504

   There were no securities pledged at March 31, 2020 and December 31, 2019.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
Mortgage loans:
1-4 Family residential
Investor-Owned	$308,206	$305,272
Owner-Occupied	93,887	91,943
Multifamily residential	259,326	250,239
Nonresidential properties	210,225	207,225
Construction and land	100,202	99,309
Nonmortgage loans:
Business loans	11,183	10,877
Consumer loans	1,288	1,231
	984,317	966,096
Net deferred loan origination costs	2,146	1,970
Allowance for loan losses	(13,484)	(12,329)
Loans receivable, net	$972,979	$955,737

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

The following tables present credit risk ratings by loan segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$391,745	$258,579	$204,280	$77,232	$11,183	$1,288	$944,307
Special mention	2,371	—	—	15,720	—	—	18,091
Substandard	7,977	747	5,945	7,250	—	—	21,919
Total	$402,093	$259,326	$210,225	$100,202	$11,183	$1,288	$984,317

	December 31, 2019
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$386,022	$249,066	$202,761	$75,997	$10,877	$1,231	$925,954
Special mention	2,412	—	—	14,943	—	—	17,355
Substandard	8,781	1,173	4,464	8,369	—	—	22,787
Total	$397,215	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of March 31, 2020 and December 31, 2019, is as follows:

	March 31, 2020
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current (1)	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$302,899	$4,225	$—	$1,082	$308,206	$1,541	$—
Owner-Occupied	91,189	1,011	—	1,687	93,887	3,260	—
Multifamily residential	258,177	1,149	—	—	259,326	—	—
Nonresidential properties	205,340	1,152	—	3,733	210,225	3,844	—
Construction and land	100,202	—	—	—	100,202	—	—
Nonmortgage loans:
Business	11,183	—	—	—	11,183	—	—
Consumer	1,288	—	—	—	1,288	—	—
Total	$970,278	$7,537	$—	$6,502	$984,317	$8,645	$—
(1)	As of March 31, 2020, the Company had $18,697 of loans eligible for deferral of payments under Section 4013 of the CARES Act that are presented as current in the aging analysis of loans.

	December 31, 2019
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$300,324	$3,866	$—	$1,082	$305,272	$1,749	$—
Owner-Occupied	87,243	3,405	—	1,295	91,943	3,500	—
Multifamily residential	246,318	3,921	—	—	250,239	—	—
Nonresidential properties	203,514	3	—	3,708	207,225	4,201	—
Construction and land	99,309	—	—	—	99,309	1,118	—
Nonmortgage loans:
Business	10,877	—	—	—	10,877	—	—
Consumer	1,231	—	—	—	1,231	—	—
Total	$948,816	$11,195	$—	$6,085	$966,096	$10,568	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of March 31, 2020 and 2019, and December 31, 2019:

	For the Three Months Ended March 31, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowance for loan losses:
Balance, beginning of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	234	120	398	291	123	(22)	2	1,146
Losses charged-off	—	—	—	—	—		—	—
Recoveries	—	—	—	2	—	7	—	9
Balance, end of period	$3,737	$1,187	$4,263	$2,142	$1,905	$239	$11	$13,484
Ending balance: individually evaluated for impairment	$113	$145	$—	$31	$—	$—	$—	$289
Ending balance: collectively evaluated for impairment	3,624	1,042	4,263	2,111	1,905	239	11	13,195
Total	$3,737	$1,187	$4,263	$2,142	$1,905	$239	$11	$13,484
Loans:
Ending balance: individually evaluated for impairment	$5,303	$5,613	$—	$5,182	$—	$—	$—	$16,098
Ending balance: collectively evaluated for impairment	302,903	88,274	259,326	205,043	100,202	11,183	1,288	968,219
Total	$308,206	$93,887	$259,326	$210,225	$100,202	$11,183	$1,288	$984,317

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2019
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowance for loan losses:
Balance, beginning of year	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Provision charged to expense	(311)	(141)	36	(85)	151	608	—	258
Losses charged-off	(8)	—	—	—	—	(724)	—	(732)
Recoveries	23	—	—	9	—	110	2	144
Balance, end of year	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Ending balance: individually evaluated for impairment	$265	$149	$—	$31	$—	$14	$—	$459
Ending balance: collectively evaluated for impairment	3,238	918	3,865	1,818	1,782	240	9	11,870
Total	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Loans:
Ending balance: individually evaluated for impairment	$6,973	$5,572	$—	$5,548	$1,125	$14	$—	$19,232
Ending balance: collectively evaluated for impairment	298,299	86,371	250,239	201,677	98,184	10,863	1,231	946,864
Total	$305,272	$91,943	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$11,859	$8,454	$2,462	$10,916	$258	$12,568	$57
Multifamily residential	—	—	—	—	—	6	—
Nonresidential properties	5,245	4,810	372	5,182	31	4,419	9
Construction and land	—	—	—	—	—	1,035	—
Nonmortgage loans:
Business	—	—	—	—	—	129	—
Consumer	—	—	—	—	—	1	—
Total	$17,104	$13,264	$2,834	$16,098	$289	$18,158	$66

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$14,901	$7,944	$5,841	$13,785	$558	$14,217	$191
Multifamily residential	13	13	—	13	—	6	—
Nonresidential properties	2,766	2,094	476	2,570	125	2,698	37
Construction and land	1,615	1,341	—	1,341	—	1,153	1
Nonmortgage loans:
Business	696	40	275	315	275	399	—
Consumer	4	—	4	4	4	1	—
Total	$19,995	$11,432	$6,596	$18,028	$962	$18,474	$229

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$13,566	$8,390	$4,155	$12,545	$414	$12,995	$361
Multifamily residential	—	—	—	—	—	6	—
Nonresidential properties	5,640	5,173	375	5,548	31	3,988	121
Construction and land	1,465	1,125	—	1,125	—	1,219	6
Nonmortgage loans:
Business	16	—	14	14	14	195	—
Consumer	—	—	—	—	—	1	—
Total	$20,687	$14,688	$4,544	$19,232	$459	$18,404	$488

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the three months ended March 31, 2020, there was no troubled debt restructuring and as of and for the year ended December 31, 2019, there was one loans restructured as troubled debt restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Three Months Ended March 31, 2020			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	—	$—
Total	—	$—	$—	—	$—
Combination of rate, maturity, other	—	$—	$—	—	$—
Total	—	$—	$—	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$275	$283	—	$—
Total	1	$275	$283	—	$—
Combination of rate, maturity, other	1	$275	$283	—	$—
Total	1	$275	$283	—	$—

At March 31, 2020, there were 34 troubled debt restructured loans totaling $10,489 of which $7,390 are on accrual status. At December 31, 2019, there were 36 troubled debt restructured loans totaling $12,204 of which $8,601 are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $289 and $459 at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and at December 31, 2019, there was one loan in the amount of $1,030 held for sale, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

In accordance with the Interagency Statement, financial institutions are encouraged to provide payment accommodations, which may include payment deferrals, to any consumer and small businesses who can demonstrate financial hardship caused by the COVID-19 pandemic. As of May 7, 2020, the Bank has granted loan payment deferrals for 264 residential mortgage loans totaling $205,788, 68 nonresidential properties mortgage loans totaling $76,044, as well as deferrals for 10 construction loans totaling $43,733, 7 business loans totaling $1,208 and 3 consumer loans totaling $35. In accordance with the CARES Act and Interagency Statement, these modifications are not considered troubled debt restructurings.

Any furnisher of credit information that agrees to defer payments, forbear on any delinquent credit or account, or provide any other relief to consumers affected by the COVID-19 pandemic must report the credit obligation or account as current if the credit obligation or account was current before the accommodation.

Note 5.	Premises and Equipment

Premises and equipment at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
Land	$3,979	$3,979
Buildings and improvements	17,423	17,350
Leasehold improvements	25,559	25,534
Furniture, fixtures and equipment	8,751	8,513
	55,712	55,376
Less: accumulated depreciation and amortization	(23,232)	(22,630)
Total premises and equipment	$32,480	$32,746

Depreciation and amortization expense amounted to $602 and $509 for the three months ended March 31, 2020 and 2019, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of income. Leasehold improvements increased by $25 to $25,559 and buildings and improvements increased by $73 to $17,423 at March 31, 2020 as part of the branch renovation initiative. Furniture, fixtures and equipment also increased by $238 to $8,751 at March 31, 2020, mainly as a result of purchases of laptops and software to facilitate remote working during the COVID-19 pandemic.

Note 6.	Deposits

Deposits at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
Demand	$110,801	$109,548
Interest-bearing deposits:
NOW/IOLA accounts	31,586	32,866
Money market accounts	121,629	86,721
Reciprocal deposits (1)	62,384	47,659
Savings accounts	112,318	115,751
Total NOW, money market, reciprocal and savings	327,917	282,997
Certificates of deposit of $250K or more	81,486	84,263
Brokered certificates of deposits (2)	51,661	76,797
Listing service deposits (2)	55,842	32,400
Certificates of deposit less than $250K	202,034	196,038
Total certificates of deposit	391,023	389,498
Total interest-bearing deposits	718,940	672,495
Total deposits	$829,741	$782,043
(1)	Included in reciprocal deposits are money market accounts and certificates of deposit.
(2)	There were no individual brokered certificates of deposit or listing service deposits amounting to $250K or more.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 6.Deposits (Continued)

At March 31, 2020 scheduled maturities of certificates of deposit were as follows:

March 31,
2021	$221,316
2022	90,094
2023	50,154
2024	20,016
2025	9,443
$391,023

Overdrawn deposit accounts that have been reclassified to loans amounted to $74 and $199 as of March 31, 2020 and December 31, 2019, respectively.

Note 7.	Borrowings

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $152,284 and $104,404 of outstanding term advances from the FHLBNY at March 31, 2020 and December 31, 2019, respectively. Additionally, the Bank had an unsecured line of credit in the amount of $25,000 with a correspondent bank at March 31, 2020 and December 31, 2019, of which $0 were outstanding as of March 31, 2020 and December 31, 2019, respectively. The Bank also had a guarantee from the FHLBNY through a standby letter of credit of $3,355 at March 31, 2020 and $3,455 at December 31, 2019, respectively.

Borrowed funds at March 31, 2020 and December 31, 2019 consist of the following and are summarized by maturity and call date below:

	March 31,			December 31,
	2020			2019
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$—	$—	—

FHLBNY Term advances ending:
2020	43,029	43,029	0.86	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	77,880	77,880	1.73	65,000	65,000	1.89
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$152,284	$152,284	1.69%	$104,404	$104,404	2.21%

Interest expense on advances totaled $587 and $333 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Bank had eligible collateral of approximately $305,089 and $301,753, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2020 and 2019 consist of the following:

	For the Three Months Ended March 31,
	2020	2019
Federal:
Current	$158	$274
Deferred	(276)	8
	(118)	282
State and local:
Current	58	101
Deferred	(690)	(289)
	(632)	(188)
Valuation allowance	541	213
Provision (benefit) for income taxes	$(209)	$307

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three months ended March 31, 2020 and 2019 respectively, to income before income taxes as a result of the following:

	For the Three Months Ended March 31,
	2020	2019
Income tax, at federal rate	$(299)	$205
State and local tax, net of federal taxes	(500)	(150)
Valuation allowance, net of the federal benefit	541	213
Other	49	39
	$(209)	$307

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.Income Taxes (Continued)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. The valuation allowance increased by $328 and $213 for the three months ended March 31, 2020 and 2019, respectively.

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

At March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits recorded related to uncertain tax positions. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2016.

On March 27, 2020, the President signed the CARES Act to help individuals and businesses that have been negatively impacted by the COVID-19 pandemic. Among other provisions, the CARES Act allows net operating losses, which were modified with the Tax Cuts and Jobs Act of 2017, to be carried back five years. It also modifies the useful lives of qualified leasehold improvements, relaxing the excess loss limitations on pass-through and increasing the interest expense limitation. The Company does not expect the CARES Act to have a material tax impact on the Company's consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2020 and December 31, 2019 are presented below:

	March 31,	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,364	$3,990
Interest on nonaccrual loans	449	338
Unrealized loss on available-for-sale securities	(18)	7
Amortization of intangible assets	83	88
Deferred rent payable	104	—
Depreciation of premises and equipment	30	30
Net operating losses	4,576	4,258
Charitable contribution carryforward	1,612	1,675
Compensation and benefits	324	182
Other	103	130
Total gross deferred tax assets	11,627	10,698
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	—	85
Deferred loan fees	695	638
Other	7	7
Total gross deferred tax liabilities	702	730
Valuation allowance	6,785	6,244
Net deferred tax assets	$4,140	$3,724

Note 9.	Compensation and Benefit Plans

401(k) Plan:

The Company provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contribution of 3%. The 401(k) expenses recorded in the consolidated statements of income amounted to $266 and $90 for the three months ended March 31, 2020 and 2019, respectively.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective periods are recognized, and the shares become outstanding for earnings per share computations (see Note 10).

A summary of the ESOP shares as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Shares committed-to-be released	12,063	48,250
Shares to be allocated to participants	144,750	96,500
Unallocated shares	566,938	579,001
Total	723,751	723,751
Fair value of unearned shares	$5,822	$8,511

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $156 and $203 for the three months ended March 31, 2020 and 2019, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive. The SERP expense recognized for the three months ended March 31, 2020 and 2019 was $15 and $17, respectively.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 40,000 restricted stock units to officers, 322,254 restricted stock units to executive officers and 148,625 shares of restricted stock units to outside directors. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of March 31, 2020 and December 31, 2019, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 265,476 for both periods. As of March 31, 2020 and December 31, 2019, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was 0, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 88,492, but would eliminate the availability of stock options and SARs available for award.

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

A summary of the Company’s restricted stock units awards activity and related information for the three months ended March 31, 2020 and year ended December 31, 2019 are as follows:

	March 31, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31	420,744	$12.78

	December 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Vested	(90,135)	12.77
Non-vested at December 31	420,744	$12.78

Compensation expense related to restricted stock units for the three months ended March 31, 2020 and 2019, was $324 and $300, respectively. As of March 31, 2020, the total remaining unrecognized compensation cost related to restricted stock units was $4,959, which is expected to be recognized over the next 31 quarters.

A summary of the Company’s stock option awards activity and related information for the three months ended March 31, 2020 and year ended December 31, 2019 are as follows:

	March 31, 2020
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31 (1)	163,766	$12.78
Exercisable at March 31 (1)	24,788	$12.77

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9. Compensation and Benefit Plans (Continued)

	December 31, 2019
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.77
Granted	8,918	12.93
Exercised	—	—
Forfeited	(8,918)	12.77
Outstanding at December 31 (1)	163,766	$12.78
Exercisable at December 31 (1)	24,788	$12.77
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 and $315 for outstanding options and $0 and $48 for exercisable options at March 31, 2020 and December 31, 2019, respectively.

The weighted-average exercise price for the options as of March 31, 2020 was $12.78 per share and the weighted average remaining contractual life is 8.7 years. The weighted average period over which it is expected to be recognized is 5.2 years. There were 24,788 shares exercisable as of March 31, 2020 and December 31, 2019, respectively. Total compensation cost related to stock options recognized was $29 and $26 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options was $445, which is expected to be recognized over the next 31 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2020	2019
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	16.94%	16.94%
Risk-free interest rate	2.51%	2.51%
Weighted average grant date fair value	$4.01	$4.01

The expected volatility is based on the Company’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was permitted to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was permitted to repurchase up to 878,835 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s share repurchase program was terminated on March 27, 2020.

As of March 27, 2020, the Company had repurchased a total of 1,253,423 shares under the repurchase programs at a weighted average price of $14.18 per share, which were reported as treasury stock. Of the 1,253,423 shares of treasury stock, 90,135 shares were reissued to directors and executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2019. As of March 31, 2020, 1,163,288 shares are reported as treasury stock in the Company’s consolidated statement of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10.	Earnings (Loss) Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands except share data)

Net income (loss)	$(1,213)	$668

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,379,406	18,462,412
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	578,868	627,117
Basic weighted average common shares outstanding	16,800,538	17,835,295
Basic earnings (loss) per common share	$(0.07)	$0.04
Dilutive potential common shares:
Add: Dilutive effect of restricted stock awards and stock options	—	29,032
Diluted weighted average common shares outstanding	16,800,538	17,864,327
Diluted earnings (loss) per common share	$(0.07)	$0.04

Note 11.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Commitments to grant mortgage loans	$51,832	$64,829
Unfunded commitments under lines of credit	28,850	27,833
Standby letters of credit	3,355	3,455
	$84,037	$96,117

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

Lease Commitments: At March 31, 2020, there are noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Rental expenses under operating leases, included in occupancy and equipment, totaled $129 and $354 for the three months ended March 31, 2020 and 2019, respectively.

The projected minimum rental payments under the terms of the leases at March 31, 2020 are as follows:

March 31,
Remainder of 2020	$1,008
2021	1,380
2022	1,290
2023	1,277
2024	1,311
2025	1,280
Thereafter	4,566
$12,112

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

FHLBNY Stock: The carrying value of FHLBNY stock approximates fair value since the Bank can redeem such stock with FHLBNY at cost.  As a member of the FHLBNY, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2020
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$5,507	$—	$5,507	$—
Corporate bonds	8,678	—	8,678	—
Mortgage-Backed Securities:
FNMA Certificates	4,527	—	4,527	—
GNMA Certificates	428	—	428	—
	$19,140	$—	$19,140	$—

		December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$16,354	$—	$16,354	$—
Mortgage-Backed Securities:
FNMA Certificates	4,659	—	4,659	—
GNMA Certificates	491	—	491	—
	$21,504	$—	$21,504	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$16,098	$—	$—	$16,098

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,232	$—	$—	$19,232

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2020 and 2019, respectively.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2020 and 2019 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

As of March 31, 2020 and December 31, 2019, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial assets:
Cash and cash equivalents	$103,960	$103,960	$—	$—	$103,960
Available-for-sale securities	19,140	—	19,140	—	19,140
Loans held for sale	1,030	—	—	1,047	1,047
Loans receivable, net	972,979	—	—	988,936	988,936
Accrued interest receivable	4,198	—	4,198	—	4,198
FHLBNY stock	7,889	7,889	—	—	7,889
Financial liabilities:
Deposits:
Demand deposits	110,801	110,801	—	—	110,801
Interest-bearing deposits	327,917	327,917	—	—	327,917
Certificates of deposit	391,023	—	396,603	—	396,603

Advance payments by borrowers for taxes and insurance	8,295	—	8,295	—	8,295
Advances from FHLBNY	152,284	152,284	—	—	152,284
Accrued interest payable	86	—	86	—	86

December 31, 2019
Financial assets:
Cash and cash equivalents	$27,677	$27,677	$—	$—	$27,677
Available-for-sale securities	21,504	—	21,504	—	21,504
Loans held for sale	1,030	—	—	1,035	1,035
Loans receivable, net	955,737	—	—	959,942	959,942
Accrued interest receivable	3,982	—	3,982	—	3,982
FHLBNY stock	5,735	5,735	—	—	5,735
Financial liabilities:
Deposits:
Demand deposits	109,548	109,548	—	—	109,548
Interest-bearing deposits	282,997	282,997	—	—	282,997
Certificates of deposit	389,498	—	393,254	—	393,254
Advance payments by borrowers for taxes and insurance	6,348	—	6,348	—	6,348
Advances from FHLBNY	104,404	104,404	—	—	104,404
Accrued interest payable	97	—	97	—	97

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2020 and December 31, 2019.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2020 and December 31, 2019, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0% for 2015 to 2.5% by 2019. The applicable capital buffer was 9.8% at March 31, 2020 and 10.6% at December 31, 2019.

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

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2020 and December 31, 2019 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$165,968	20.16%	$65,866	8.00%	$82,332	10.00%
Tier 1 Capital to Risk-Weighted Assets	155,634	18.90%	49,399	6.00%	65,866	8.00%
Common Equity Tier 1 Capital Ratio	155,634	18.90%	37,050	4.50%	53,516	6.50%
Tier 1 Capital to Total Assets	155,634	14.55%	42,776	4.00%	53,470	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$146,434	17.84%	$65,649	8.00%	$82,062	10.00%
Tier 1 Capital to Risk-Weighted Assets	136,133	16.59%	49,237	6.00%	65,649	8.00%
Common Equity Tier 1 Capital Ratio	136,133	16.59%	36,928	4.50%	53,340	6.50%
Tier 1 Capital to Total Assets	136,133	12.76%	42,691	4.00%	53,364	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$168,268	21.35%	$63,044	8.00%	$78,805	10.00%
Tier 1 Capital to Risk-Weighted Assets	158,382	20.10%	47,283	6.00%	63,044	8.00%
Common Equity Tier 1 Capital Ratio	158,382	20.10%	35,462	4.50%	51,223	6.50%
Tier 1 Capital to Total Assets	158,382	14.97%	42,334	4.00%	52,917	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$146,451	18.62%	$62,923	8.00%	$78,654	10.00%
Tier 1 Capital to Risk-Weighted Assets	136,584	17.37%	47,192	6.00%	62,923	8.00%
Common Equity Tier 1 Capital Ratio	136,584	17.37%	35,394	4.50%	51,125	6.50%
Tier 1 Capital to Total Assets	136,584	12.92%	42,275	4.00%	52,843	5.00%

Note 14.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2020
	December 31, 2019	Change	March 31, 2020
Unrealized gains on available-for-sale securities, net	$20	$90	$110
Total	$20	$90	$110

	December 31, 2019
	December 31, 2018	Change	December 31, 2019
Unrealized gains (losses) on available-for-sale securities, net	$(291)	$311	$20
Unrealized losses on pension benefits, net	(7,844)	7,844	—
Total	$(8,135)	$8,155	$20

Note 15.Transactions With Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$1,260	$1,278
Originations	—	—
Payments	(16)	(23)
Ending balance	$1,244	$1,255

The Company held deposits in the amount of $8,523 and $8,302 from officers and directors at March 31, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our  customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general;

•	changes in consumer spending, borrowing and savings habits;
•	general economic conditions, either nationally or in the market areas, that are worse than expected;
•	the Company’s ability to manage market risk, credit risk and operational risk in the current economic environment;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	the ability to access cost-effective funding;
•	fluctuations in real estate values and real estate market conditions;
•	demand for loans and deposits in the market area;
•	the Company’s ability to implement and change its business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce the Company’s margins and yields, its mortgage banking revenues, the fair value of financial instruments or the level of loan originations, or increase the level of defaults, losses and prepayments on loans the Company have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	the impact of the Dodd-Frank Act and the implementing regulations;
•	changes in the quality or composition of the Company’s loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;
•	the inability of third party providers to perform as expected;
•	the Company’s ability to enter new markets successfully and capitalize on growth opportunities;
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

Additional factors that may affect the Company’s results are discussed in Form 10-K under the heading “Risk Factors” filed with the SEC on March 17, 2020.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for “paycheck protection loans” through the Paycheck Protection Program (“PPP”). On April 24, 2020, the PPP received another $310.0 billion in funding, bringing the total appropriations for PPP loans to $659.0 billion. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of May 7, 2020, the Bank has received SBA approval for approximately 556 PPP loans totaling approximately $82.3 million. PPP loans have a two-year term and earn interest at a rate of 1%. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. These loans are estimated to result in approximately $2.2 million in gross processing fee income, which will be deferred over the life of the respective loan. The average authorized loan size is $148,000 and the median authorized loan size is $25,000. We believe that the aggregate number of jobs positively impacted is approximately 10,543. The SBA reported that, as of May 8, 2020, the 28 financial institutions that are both Minority Designated Institutions (“MDIs”) and Community Development Financial Institutions (“CDFIs”) had received SBA approvals for 6,090 loans for $582.1 million, or approximately 218 loans for $20.8 million per MDI/CDFI. The Bank, both an MDI and a CDFI, was approved by the SBA for 556 loans in the amount of $82.3 million significantly exceeded the reported average MDI/CDFI performance.

In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

As New York became the hotbed of the COVID-19 pandemic in the United States, the Company altered the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, all back-office and lending personnel transitioned to a remote work environment while the branch network provided traditional banking services to its communities using varying hours of operations and shifting service delivery to electronic and web-based products. The Company embarked on an extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferences.

A significant focus of the Company is the health and well-being, physical and financial, of staff. Recognizing the increasing stress levels of the staff understandably resulting from personal health concerns, the demise of friends, relatives and co-workers, childcare pressures amid telecommuting, increasing costs of food and supplies, to name a few, the Company paid every staff member regardless of work status, provided recurring town hall and mental health sessions, instituted additional compensation for branch personnel, subsidized branch personnel commuting using non-public transportation, facilitated paid-time-off for childcare and ensured staff suffering from COVID-19 symptoms had ample paid-time-off. To ensure the proper enforcement of safe distancing rules, the Company retained security guards at all branches, in many cases multiple guards.

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

Vision 2020

Since 2019, the Company has engaged in a multi-prong effort to upgrade its infrastructure, adopt electronic banking services and restructure its retail business model. Dubbed internally “Vision 2020,” the effort has had significant beneficial results, continues to involve significant investments and has served to ameliorate the otherwise detrimental effects of the COVID-19 pandemic.

The infrastructure upgrade has focused primarily on implementing technology, cybersecurity and network progression while establishing a Virtual Private Network (“VPN”). Centered largely on the Company’s core processor, to date the infrastructure upgrade has resulted in relocating and migrating network and in-house servers, replacing outdated PCs, enhancing internet capabilities, purchasing and deploying VPN-enabled laptops to a significant majority of personnel and the redeployment of disaster recovery capabilities. The Company has achieved certain manpower-related cost savings and enabled the uninterrupted continuity of operations by its staff working remotely during the COVID-19 pandemic and the virtual emptying of its operations and headquarters premises using its newly deployed disaster recovery capabilities. The infrastructure upgrade has added resiliency, capacity and redundancies to the Company’s technology structures and resulted in a net increase of $38,000 in recurring monthly data processing costs.

The Company has adopted over 48 new electronic banking services, products and applications since late 2018. These services range from on-line banking, mobile banking, bill pay, positive pay, remote deposit capture, cash management services, e-statements, data storage and management, ACH services, social media capabilities, electronic document storage, a paperless environment and VoIP telecommunications with an automation-based, dual-language Customer Contact Center. The expansion of electronic banking capabilities was accomplished largely with minimal additional operating expenses as a result of renegotiations of the Company’s core processing arrangements. Importantly, these services enabled the Company to continue serving its customers as they, and the Company, switched to remote work environments. The document scanning and creation of a paperless environment continues, with an overall expected remaining cost of $1.0 million through 2020. The Company expects a substantial return on investment based on efficiencies and automation of otherwise manual intensive processes. During the quarter ended March 31, 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain Technologies. The product, Grain, is a mobile application geared to the underbanked and new generations entering the financial services market. First debuted in New York and California, it is being expanded nationwide. The Company is also rolling out a Fintech-based small business automated lending product in partnership with LendingFront Technologies. The product is a laptop and iPad application that enables the Company to originate, close and fund small business loans within very short spans of time and without requiring a physical presence within banking offices. The Company expects that all of its Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic.

The Company’s on-going adoption of a new retail business model has been all-encompassing. It has involved the redesign of its retail branches, the shift of branch operations to a centralized back office, the deployment of smart ITM-enabled ATMs and Teller Cash Recyclers, the automation of manual processes and, importantly, the adoption of universal bankers and retail sales. In 2019, the

Company earned national recognition as Branch Innovators of the Year for its retail banking model at the 2019 Future Branches Retail Banking Summit in Austin, Texas. The Company has completed the redesign and renovation of two branches at a buildout cost of $2.4 million, including the relocation of one branch to a smaller footprint. The relocation has resulted in a reduction of monthly operating costs and will result in a recognition of significant gains from the previously announced scheduled sale of the real estate associated with the former branch. The Company anticipates renovating most, if not all of its branches over the next 18 months, at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The first of this next wave of renovations had already been fully bid and scheduled prior to the COVID-19 pandemic shutdowns with a budgeted cost of $356,000 and we anticipate completing the project within 8-10 weeks after restrictions are lifted. The Company expects to incorporate into its retail branches mortgage origination personnel once the Company completes its acquisition of Mortgage World Bankers. In 2019, the Company mostly completed the deployment of new smart ATMs and TCRs at a capitalized cost of $1.0 million. The new equipment has improved customer satisfaction and speeded up transaction processing; it also enabled the Company to reduce manned hours of operations while continuing to service retail customers during the COVID-19 pandemic. The shift of branch operations activities and the automation of the processes have improved operating efficiencies and enabled branch personnel to focus on customer service and retail sales. In early 2019, the Company launched a retail sales initiative focused on increasing demand deposits and banking relationships through the use of retail sales training, incentives and direct mail solicitations. As of March 31, 2020, the initiative has resulted in an investment of $685,000, with over 4,264 net new deposit accounts with balances of $56.2 million, excluding deposit accounts opened as a result of PPP lending. Beginning in 2020, the Company has begun to implement SalesForce applications throughout the organization, including retail services, lending processes, back-office operations, digital banking and loan underwriting. The Company retained consulting firms to assist in the implementation. The Company anticipates investing over the initial five-year arrangement a total of $2.3 million, with a positive return on investment within 18 months. The implementation has slowed somewhat due to the COVID-19 pandemic but continues to progress.

Vision 2020 will enable the Company to manage the process of returning to more normal operations upon governmental authorities adopting enabling pronouncements. The Company is presently adopting a plan to increase gradually the hours of retail operations, shifting its operations and headquarters personnel to work less remotely, all with due consideration to the health and well-being of its personnel and customers.

The following table presents the Company’s PPP loans approved by SBA as of May 7, 2020 due to the COVID-19 pandemic:

			Aggregate	Median	Average
		Number	Amount	Amount	Amount
State	Counties	of Loans	of Loans	of Loans	of Loans
		(Dollars in Thousands)
New York	Kings	68	$42,611	$37	$627
	Bronx	126	13,318	17	106
	Queens	139	9,627	31	69
	New York	99	6,221	25	63
	Nassau	24	1,627	35	68
	Westchester	21	1,528	12	73
	Richmond	6	521	12	87
	Rockland	2	460	230	230
	Albany	1	129	129	129
	Suffolk	5	107	12	21
	Ulster	1	6	6	6
	Total New York	492	$76,155	$25	$155

New Jersey	Monmouth	5	$1,920	$48	$384
	Essex	9	1,663	227	185
	Hudson	15	911	17	61
	Passaic	4	564	140	141
	Union	8	363	26	45
	Bergen	8	241	28	30
	Morris	3	229	32	76
	Middlesex	1	12	12	12
	Ocean	1	9	9	9
	Total New Jersey	54	$5,912	$33	$109

Indiana	Lake	9	$177	$16	$20
	Total Indiana	9	$177	$16	$20

Connecticut	Fairfield	1	$9	$9	$9
	Total Connecticut	1	$9	$9	$9

Total		556	$82,253	$25	$148

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets increased $97.2 million, or 9.2%, to $1.2 billion at March 31, 2020 from $1.1 billion at December 31, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased $76.3 million, or 275.6%, to $104.0 million at March 31, 2020, compared to $27.7 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of a $47.9 million increase in net advances from FHLBNY, an increase of $47.7 million in net deposits and $10.9 million from sales and maturities of available-for-sale securities, offset by increases of $17.2 million in net loans and $8.7 million purchases of available-for-sale securities.

Available-for-sale Securities. The composition of available-for-sale securities at March 31, 2020 and December 31, 2019 and the amounts maturing of each classification are summarized as follows:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$1,999	$2,003	$2,000	$2,000
After three months through one year	3,499	3,504	14,373	14,354
After one year through five years	—	—	—	—
	5,498	5,507	16,373	16,354
Corporate Bonds	8,638	8,678	—	—
Mortgage-Backed Securities	4,914	4,955	5,162	5,150
Total	$19,050	$19,140	$21,535	$21,504

The decrease in available-for-sale securities was due to $8.9 million in available-for-sale securities sold during the three months ended March 31, 2020 and one available-for-sale security in the amount of $2.0 million matured during the same period. The decrease was offset by purchases of corporate bonds in the amount of $8.7 million during the three months ended March 31, 2020.

Loans. The composition of gross loans receivable at March 31, 2020 and at December 31, 2019 and the percentage (%) of each classification to total loans are summarized as follows:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$308,206	31.3%	$305,272	31.6%
Owner-Occupied	93,887	9.5%	91,943	9.5%
Multifamily residential	259,326	26.3%	250,239	25.9%
Nonresidential properties	210,225	21.4%	207,225	21.5%
Construction and land	100,202	10.2%	99,309	10.3%
Nonmortgage loans:
Business loans	11,183	1.2%	10,877	1.1%
Consumer loans	1,288	0.1%	1,231	0.1%
Total	$984,317	100.0%	$966,096	100.0%

The composition of the loan portfolio remained essentially the same at March 31, 2020 when compared to December 31, 2019. Based on our current internal loan reviews, we remain confident that the quality of our underwriting, our weighted average loan-to-value ratio of 55.8% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At March 31, 2020, approximately 7.8% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans was secured by owner-occupied commercial real estate, compared to 8.0% at December 31, 2019. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

As of May 7, 2020, we had modified 352 loans aggregating $326.8 million, primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. These short-term modifications were made on a good faith basis in response to the COVID-19 pandemic and had been performing in accordance with their contractual obligations.

The following table presents the loans modified as a result of the COVID-19 pandemic:

			Weighted
	Number	Loan	Average
	of Loans	Amount	Loan-to-Value
	(Dollars in Thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	155	$113,276	53.8%
Owner-Occupied	53	29,119	51.1%
Multifamily residential	56	63,393	47.0%
Nonresidential properties	68	76,044	48.3%
Construction and land	10	43,733	45.5%
Nonmortgage loans:
Business loans	7	1,208	0.0%
Consumer loans	3	35	0.0%
Total	352	$326,808	49.8%

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2020 and December 31, 2019, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 68.0% and 67.4%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 358.9% and 349.7% as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the Bank was within the 100% guideline for construction and land mortgage loans established by banking regulations, but exceeded the 300% guideline for investor owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Deposits.  The composition of deposits at March 31, 2020 and December 31, 2019 and changes in dollars and percentages are summarized as follows:

	March 31,	December 31,	Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Demand	$110,801	$109,548	$1,253	1.1%
Interest-bearing deposits:
NOW/IOLA accounts	31,586	32,866	(1,280)	(3.9%)
Money market accounts	121,629	86,721	34,908	40.3%
Reciprocal deposits	62,384	47,659
Savings accounts	112,318	115,751	(3,433)	(3.0%)
Total NOW, money market, reciprocal and savings	327,917	282,997	44,920	15.9%
Certificates of deposit of $250K or more	81,486	84,263	(2,777)	(3.3%)
Brokered certificates of deposit	51,661	76,797	(25,136)	(32.7%)
Listing service deposits	55,842	32,400	23,442	72.4%
Certificates of deposit less than $250K	202,034	196,038	5,996	3.1%
Total certificates of deposit	391,023	389,498	1,525	0.4%
Total interest-bearing deposits	718,940	672,495	46,445	6.9%
Total deposits	$829,741	$782,043	$47,698	6.1%

When wholesale funding is necessary to complement the Bank's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Bank’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of March 31, 2020 and as of December 31, 2019. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ascertain whether the Bank is operating within the approved limitations.

Borrowings. The Bank had outstanding borrowings at March 31, 2020 and December 31, 2019 of $152.3 million and $104.4 million, respectively. These borrowings are in the form of advances from the FHLBNY. The net increase in borrowings was due to net new FHLBNY advances of $47.9 million, with one term advance in the amount of $35.0 million and another in the amount of $12.9 million, at a weighted average rate of 0.6%.

Stockholders’ Equity. Total stockholders’ equity decreased $2.7 million, or 1.7%, to $155.7 million at March 31, 2020 from $158.4 million at December 31, 2019. The decrease in stockholders’ equity was mainly attributable to $2.0 million of stock repurchases and a net loss of $1.2 million, offset by increases in additional paid-in capital of $352,000 related to restricted stock units and stock options, $124,000 related to the Company’s Employee Stock Ownership Plan and $91,000 related to unrealized gains on available-for-sale securities.

Results of Operations

The discussion of the Company’s results of operations for the three months ended March 31, 2020 and 2019 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$13,030	$12,382	$648	5.2%
Interest expense	3,106	2,920	186	6.4%
Net interest income	9,924	9,462	462	4.9%
Provision for loan losses	1,146	149	997	669.1%
Net interest income after provision for loan losses	8,778	9,313	(535)	(5.7%)
Noninterest income	622	753	(131)	(17.4%)
Noninterest expense	10,822	9,091	1,731	19.0%
Income (loss) before income taxes	(1,422)	975	(2,397)	(245.8%)
Provision (benefit) for income taxes	(209)	307	(516)	(168.1%)
Net income (loss)	$(1,213)	$668	$(1,881)	(281.6%)
Earnings (loss) per share for the period
Basic	$(0.07)	$0.04	$(0.11)	(275.0%)
Diluted	$(0.07)	$0.04	$(0.11)	(275.0%)

General. The $1.2 million net loss for the quarter ended March 31, 2020 compared to $668,000 in net income for the first quarter of 2019 reflects a $1.7 million, or 19.0%, increase in noninterest expense, a $997,000, or 669.1%, increase in provision for loan losses, a $186,000, or 6.4%, increase in interest expense and a $131,000, or 17.4%, decrease in noninterest income, offset by a $648,000, or 5.2%, increase in interest and dividend income and a $516,000 decrease in provision for income taxes. Basic and diluted loss per share for the three months ended March 31, 2020, was ($0.07) compared to a basic and diluted earnings per share of $0.04 for the three months ended March 31, 2019.

Interest and Dividend Income. Interest and dividend income increased $648,000 or 5.2%, to $13.0 million for the three months ended March 31, 2020 from $12.4 million for the three months ended March 31, 2019. The increase was due primarily to a $687,000, or 5.7%, increase in interest on loans, which is the Bank’s primary source of interest income. Average balance of loans increased $39.6 million, or 4.2%, to $975.5 million for the three months ended March 31, 2020 from $935.9 million for the three months ended March 31, 2019. The increase in interest income on loans was primarily driven by increases of $632,000 in construction and land, $123,000 in multifamily residential, $86,000 in nonresidential properties and $6,000 in consumer loans. The increase was offset by decreases of $143,000 in business loans and $17,000 in 1-4 family residential mortgage loans. The average yield on loans increased 3 basis points to 5.27% for the three months ended March 31, 2020 from 5.24% for the three months ended March 31, 2019.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,005	$5,022	$(17)	(0.3%)
Multifamily residential	3,057	2,934	123	4.2%
Nonresidential properties	2,457	2,371	86	3.6%
Construction and land	2,083	1,451	632	43.6%
Business loans	153	296	(143)	(48.3%)
Consumer loans	27	21	6	28.6%
Total interest income on loans receivable	$12,782	$12,095	$687	5.7%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock decreased $39,000, or 13.6%, to $248,000 for the three months ended March 31, 2020 from $287,000 for the three months ended March 31, 2019. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock decreased $1.1 million, or 1.9%, to $56.4 million for the three months ended March 31, 2020 from $57.5 million for the three months ended March 31, 2019. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock decreased 24 basis points to 1.76% for the three months ended March 31, 2020 from 2.00% for the three months ended March 31, 2019.

The following table presents interest and dividend income on deposits due from banks, available-for-sales securities and FHLBNY stock for the periods indicated:

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$66	$149	$(83)	(55.7%)
Interest on available-for-sale securities	83	86	(3)	(3.5%)
Dividend on FHLBNY stock	99	52	47	90.4%
Total interest and dividend	$248	$287	$(39)	(13.6%)

Interest Expense. Interest expense increased $186,000, or 6.4%, to $3.1 million for the three months ended March 31, 2020 from $2.9 million for the three months ended March 31, 2019. Interest expense on borrowings increased $254,000, or 76.3%, to $587,000 for the three months ended March 31, 2020 from $333,000 for the three months ended March 31, 2019. The average balance on borrowings increased $58.1 million, or 114.8%, to $108.6 million for the three months ended March 31, 2020 from $50.6 million for the three months ended March 31, 2019, and the average rate the Bank paid on borrowings decreased 50 basis points to 2.17% for the three months ended March 31, 2020 from 2.67% for the three months ended March 31, 2019.

Interest expense on money market accounts increased $54,000, or 9.6% to $618,000 for the three months ended March 31, 2020 from $564,000 for the three months ended March 31, 2019. The average balance of money market accounts increased $47.1 million, or 41.6%, to $160.5 million for the three months ended March 31, 2020 from $113.4 million for the three months ended March 31, 2019, while the average rate paid on money market accounts decreased 47 basis points to 1.54% for the three months ended March 31, 2020 from 2.01% for the three months ended March 31, 2019.

Interest expense on certificates of deposit decreased $129,000, or 6.6%, to $1.8 million for the three months ended March 31, 2020 from $2.0 million for the three months ended March 31, 2019. The average balance on certificates of deposit decreased $40.0 million, or 9.5%, to $379.2 million for the three months ended March 31, 2020 from $419.1 million for the three months ended March 31, 2019, and the average rate paid on certificates of deposit increased 4 basis points to 1.93% for the three months ended March 31, 2020 from 1.89% for the three months ended March 31, 2019.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,827	$1,956	$(129)	(6.6%)
Money market	618	564	54	9.6%
Savings	35	40	(5)	(12.5%)
NOW/IOLA	38	26	12	46.2%
Advance payments by borrowers	1	1	—	0.0%
Borrowings	587	333	254	76.3%
Total interest expense	$3,106	$2,920	$186	6.4%

Net Interest Income. Net interest income increased $462,000, or 4.9%, to $9.9 million for the three months ended March 31, 2020 from $9.5 million for the three months ended March 31, 2019, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities. Average net interest-earning assets decreased by $18.7 million, or 7.4%, to $233.0 million for the three months ended March 31, 2020 from $251.7 million for the three months ended March 31, 2019, due primarily to increases of $58.1 million in average borrowings and $47.1 million in average money market accounts offset by a decrease of $40.0 million in average certificates of deposit, an increases of $39.6 million in average loans and a decrease of $8.8 million in average savings. The net interest rate spread increased by 5 basis points to 3.51% for the three months ended March 31, 2020 from 3.46% for the three months ended March 31, 2019, and the net interest margin increased by 1 basis points to as 3.87% for the three months ended March 31, 2020 from 3.86% March 31, 2019.

Management continued in the first quarter of 2020 to deploy various asset and liability management strategies to manage the Bank’s risk of interest rate fluctuations. Net interest margin increased 1 basis point in the first quarter of 2020, to 3.87% from 3.86% in the first quarter of 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. Further, on March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points due to the onset of the COVID-19 pandemic. These March 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. As a result of these rate cuts and in the event that short-term interest rates were to be cut further in 2020 or beyond, the Bank’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which these cuts would impact the Bank’s yields on its earning assets.

Although it could be anticipated that the Bank’s net interest margin may decrease in 2020, we believe net interest income should continue to increase compared to 2019 primarily due to increased average earning asset volumes, primarily loans. Management will continue to seek to fund these increased loan volumes by growing its core deposits, but will utilize funding alternatives, as needed.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See Note 1, “Nature of Business and Summary of Significant Accounting Policies —Allowance for Loan Losses” of the Notes to the accompanying Consolidated Financial Statements for additional information.

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended March 31, 2020 of $1.2 million as compared to $149,000 for the three months ended March 31, 2019. The increase in provision for loan losses is a direct result of the impact of the COVID-19 pandemic on our borrowers. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The increase of $1.0 million in provision of loan losses was primarily driven by increases of $514,000 in multifamily residential, $482,000 in 1-4 family investor owned residential mortgage, $293,000 in nonresidential properties, $221,000 in construction and land and $160,000 in 1-4 family owner-occupied residential mortgage, offset by a decrease of $673,000 in business loans. The allowance for loan losses was $13.5 million, or 1.37% of total loans, at March 31, 2020, compared to $12.3 million, or 1.28% of total loans, at December 31, 2019.

Factoring in the uncertainty about the COVID-19 pandemic and to the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Bank has selected the CECL model and has begun running scenarios. The extent of the change to ALLL is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The Company is taking advantage of the extended transition period for complying with this new accounting standard. Assuming it remains a smaller reporting company, the Company will adopt the CECL standard for fiscal years beginning after December 15, 2022. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the accompanying Consolidated Financial Statements for a discussion of the CECL standard.

Non-interest Income. Total non-interest income decreased $131,000, or 17.4% to $622,000 for the three months ended March 31, 2020 from $753,000 from the three months ended March 31, 2019. The decrease in non-interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to decreases of $70,000 in other non-interest income, $59,000 in brokerage commissions and $20,000 in late and prepayment charges related to mortgage loans, offset by an increase of $18,000 in service charges and fees.

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$248	$230	$18	7.8%
Brokerage commissions	50	109	(59)	(54.1%)
Late and prepayment charges	119	139	(20)	(14.4%)
Other	205	275	(70)	(25.5%)
Total noninterest income	$622	$753	$(131)	(17.4%)

Non-interest Expense. Total non-interest expense increased $1.7 million, or 19.0%, to $10.8 million for the three months ended March 31, 2020, compared to $9.1 million for the three months ended March 31, 2019. The increase in noninterest expense was attributable to increases of $1.1 million in professional fees, $208,000 in marketing and promotional expenses, $123,000 in other operating expenses, $114,000 in data processing expenses as a result of system enhancements and implementation charges related to software upgrades and additional product offerings, $106,000 in occupancy and equipment expense due to software licenses, offset by a decrease in rent expenses related to deferred rent, $56,000 in direct loan expenses and $38,000 in insurance and surety bond premiums. The increase in noninterest expense was partially offset by decreases of $14,000 in directors fees, $10,000 in regulatory dues and $6,000 in compensation and benefits for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase of $1.1 million in professional fees is a result of increases in consulting fees of $639,000, professional services of $274,000 related to the document imaging project adopted in late 2019, professional services of $146,000 related to internal audit and $33,000 related to our annual report.

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,008	$5,014	$(6)	(0.1%)
Occupancy and equipment	2,017	1,911	106	5.5%
Data processing expenses	467	353	114	32.3%
Direct loan expenses	212	156	56	35.9%
Insurance and surety bond premiums	121	83	38	45.8%
Office supplies, telephone and postage	316	317	(1)	(0.3%)
Professional fees	1,627	510	1,117	219.0%
Marketing and promotional expenses	234	26	208	800.0%
Directors fees	69	83	(14)	(16.9%)
Regulatory dues	46	56	(10)	(17.9%)
Other operating expenses	705	582	123	21.1%
Total noninterest expense	$10,822	$9,091	$1,731	19.0%

Income Tax Provision. The Company had an income tax benefit of $209,000 for the three months ended March 31, 2020 and incurred an income tax expense of $307,000 for the three months ended March 31, 2019, resulting in effective tax rates of 14.7% and 31.5%, respectively.

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

	For the Three Months Ended March 31,
	2020			2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$975,499	$12,782	5.27%	$935,877	$12,095	5.24%
Available-for-sale securities	18,218	83	1.83%	23,790	86	1.47%
Other (3)	38,220	165	1.73%	33,714	201	2.42%
Total interest-earning assets	1,031,937	13,030	5.07%	993,381	12,382	5.06%
Non-interest-earning assets	37,467			34,441
Total assets	$1,069,404			$1,027,822
Interest-bearing liabilities:
NOW/IOLA	$29,026	$38	0.53%	$28,407	$26	0.37%
Money market	160,471	618	1.54%	113,354	564	2.01%
Savings	113,710	35	0.12%	122,559	40	0.13%
Certificates of deposit	379,154	1,827	1.93%	419,108	1,956	1.89%
Total deposits	682,361	2,518	1.48%	683,428	2,586	1.53%
Advance payments by borrowers	7,980	1	0.05%	7,709	1	0.05%
Borrowings	108,640	587	2.17%	50,570	333	2.67%
Total interest-bearing liabilities	798,981	3,106	1.56%	741,707	2,920	1.60%
Non-interest-bearing liabilities:
Non-interest-bearing demand	108,646	—		110,644	—
Other non-interest-bearing liabilities	2,968	—		5,056	—
Total non-interest-bearing liabilities	111,614	—		115,700	—
Total liabilities	910,595	3,106		857,407	2,920
Total equity	158,809			170,415
Total liabilities and total equity	$1,069,404		1.56%	$1,027,822		1.60%
Net interest income		$9,924			$9,462
Net interest rate spread (4)			3.51%			3.46%
Net interest-earning assets (5)	$232,956			$251,674
Net interest margin (6)			3.87%			3.86%
Average interest-earning assets to interest-bearing liabilities			129.16%			133.93%

(1)	Annualized where appropriate.

(2) Loans include loans and loans held for sale.

(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$450	$237	$687
Available-for-sale securities	(69)	66	(3)
Other	226	(262)	(36)
Total interest-earning assets	607	41	648
Interest-bearing liabilities:
NOW/IOLA	(33)	45	12
Money market	813	(759)	54
Savings	5	(10)	(5)
Certificates of deposit	(281)	152	(129)
Total deposits	504	(572)	(68)
Borrowings	801	(547)	254
Total interest-bearing liabilities	1,305	(1,119)	186
Change in net interest income	$(698)	$1,160	$462
(1)	Loans include loans and loans held for sale

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of March 31, 2020, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$37,199	(3.58%)
+300	38,181	(1.03%)
+200	38,775	0.51%
+100	38,952	0.96%
Level	38,580	0.00%
-100	38,407	(0.45%)
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At March 31, 2020, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At March 31, 2020, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$124,087	$(25,725)	(17.17%)	11.46%	(140)
+300	132,283	(17,529)	(11.70%)	11.99%	(87)
+200	139,607	(10,205)	(6.81%)	12.42%	(44)
+100	145,863	(3,949)	(2.64%)	12.74%	(12)
------	149,812	—	0.00%	12.86%	—
-100	160,226	10,414	6.95%	13.52%	66
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At March 31, 2020, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The Asset/Liability Committee may determine that the Bank should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The Federal Reserve Board decreased the targeted federal funds interest rate by 25 basis points in each of July 2019, September 2019 and October 2019. On March 3, 2020 and March 15, 2020, the Federal Reserve Board, in emergency actions, decrease this targeted federal funds rate by an aggregate of 150 basis points due to the onset of the COVID-19 pandemic. These rate cuts were in response to unprecedented market turmoil. We cannot make any representation as to whether, or how many times, the Federal Reserve Board will decrease or increase the targeted federal funds rate in the future.

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

The following table sets forth the Bank’s interest-earning assets and the Bank’s interest-bearing liabilities at March 31, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2020
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$90,795	$90,795	$90,795	$90,795	$90,795	$90,795	$90,795	$13,165	$103,960
Available-for-sale securities	5,760	6,276	6,622	9,928	11,509	19,049	19,049	91	19,140
Net loans (includes LHFS)	108,674	177,168	262,037	490,787	931,690	977,517	977,517	(3,508)	974,009
FHLBNY stock	7,889	7,889	7,889	7,889	7,889	7,889	7,889	—	7,889
Other assets	—	—	—	—	—	—	—	45,945	45,945
Total	$213,118	$282,128	$367,343	$599,399	$1,041,883	$1,095,250	$1,095,250	$55,693	$1,150,943
Liabilities:
Non-maturity deposits	$327,917	$327,917	$327,917	$327,917	$327,917	$327,917	$327,917	$110,801	$438,718
Certificates of deposit	52,428	99,720	209,317	299,411	391,023	391,023	391,023	—	391,023
Other liabilities	35,000	41,629	43,029	58,909	152,284	152,284	152,284	13,175	165,459
Total liabilities	415,345	469,266	580,263	686,237	871,224	871,224	871,224	123,976	995,200
Capital	—	—	—	—	—	—	—	155,743	155,743
Total liabilities and capital	$415,345	$469,266	$580,263	$686,237	$871,224	$871,224	$871,224	$279,719	$1,150,943
Asset/liability gap	$(202,227)	$(187,138)	$(212,920)	$(86,838)	$170,659	$224,026	$224,026
Gap/assets ratio	51.31%	60.12%	63.31%	87.35%	119.59%	125.71%	125.71%

The following table sets forth the Bank’s interest-earning assets and the Bank’s interest-bearing liabilities at December 31, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2019
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$20,915	$20,915	$20,915	$20,915	$20,915	$20,915	$20,915	$6,762	$27,677
Available-for-sale securities	8,345	14,289	17,317	17,780	18,971	21,535	21,535	(31)	21,504
Net loans (includes LHFS)	89,160	150,369	252,643	449,840	916,284	957,901	957,901	(1,134)	956,767
FHLBNY stock	5,735	5,735	5,735	5,735	5,735	5,735	5,735	—	5,735
Other assets	—	—	—	—	—	—	—	42,073	42,073
Total	$124,155	$191,308	$296,610	$494,270	$961,905	$1,006,086	$1,006,086	$47,670	$1,053,756
Liabilities:
Non-maturity deposits	$282,997	$282,997	$282,997	$282,997	$282,997	$282,997	$282,997	$109,548	$392,545
Certificates of deposit	73,784	119,986	216,963	327,082	389,499	389,498	389,498	—	389,498
Other liabilities	—	—	—	11,029	104,404	104,404	104,404	8,907	113,311
Total liabilities	356,781	402,983	499,960	621,108	776,900	776,899	776,899	118,455	895,354
Capital	—	—	—	—	—	—	—	158,402	158,402
Total liabilities and capital	$356,781	$402,983	$499,960	$621,108	$776,900	$776,899	$776,899	$276,857	$1,053,756
Asset/liability gap	$(232,626)	$(211,675)	$(203,350)	$(126,838)	$185,005	$229,187	$229,187
Gap/assets ratio	34.80%	47.47%	59.33%	79.58%	123.81%	129.50%	129.50%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At March 31, 2020 and December 31, 2019, the Bank had $152.3 million and $104.4 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through a standby letter of credit of $3.4 million, and $3.5 million, respectively. At March 31, 2020, there was eligible collateral of approximately $305.1 million in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was $0 million outstanding at March 31, 2020 and December 31, 2019, respectively. The Bank did not have any securities sold under repurchase agreements with brokers as of March 31, 2020 and December 31, 2019, respectively.

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

Net cash provided by operating activities was $1.3 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, purchase of new securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(18.5 million) and $(2.8 million) for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by (used in) financing activities, consisting of activities in deposit accounts and advances, was $93.6 million and $(28.2 million) for the three months ended March 31, 2020 and 2019.

Based on our current assessment of the economic impact of the COVID-19 pandemic on our borrowers, we have determined that it will likely be a detriment to borrowers’ ability to repay in the short-term and that the likelihood of long-term detrimental effects will depend significantly on the resumption of normalized economic activities, a factor not yet determinable. Bank management also took steps to enhance the Bank’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At March 31, 2020 and December 31, 2019, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at March 31, 2020 and December 31, 2019. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent the Bank’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At March 31, 2020 and December 31, 2019, the Bank had outstanding commitments to originate loans and extend credit of $84.0 million and $96.1 million, respectively. It is anticipated that the Bank will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2020 totaled $221.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At March 31, 2020, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in our Annual Report on Form 10-K for the year ended as December 31, 2019 (“2019 Annual Report”) filed with the SEC on March 17, 2020.

The COVID-19 pandemic, or other widespread health crises, could have a material adverse effect on our business, financial condition or results of operations

The COVID-19 pandemic has caused significant economic disruption, including volatility in the global, national and local markets. Due to the uncertainty related to the duration, magnitude and impact of COVID-19 pandemic, its effects on our business are uncertain and difficult to predict, but may include:

•

Significant failures, errors, delays, disruptions or instability affecting our key products or services, vendors, suppliers. information technology platforms, data processing, production and delivery systems, applications or processes, including those that negatively affect our ability to calculate, process or distribute our products or services to our customers effectively;

•	adverse effect on market conditions, volatility in the financial markets and unforeseen lending and investment trends resulting in a reduction in our income;
•	an inability to sustain revenue growth through obtaining new customers and achieving and maintaining a high level of existing customers;
•	delays in our ability to collect on our loans receivables;
•	higher than expected noninterest expense resulting from efforts to mitigate the COVID-19 pandemic; and
•	increased strain on our workforce, management and other resources, including employee absenteeism and illness of key personnel.

These effects, alone or taken together, could have a material adverse effect on our business, financial conditions or results of operations. If the COVID-19 pandemic is sustained or prolonged, these effects could be exacerbated. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item IA of our 2019 Annual Report. Many of these risk factors may be exacerbated by global widespread health crises such as the COVID-19 pandemic, including risks related to our dependence on third party data processing, withdrawals and reductions in services, technology instability and failure, lower growth and profitability rates, changes in investment practices and trends, and our ability to remain competitive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2020 - January 31, 2020	42,035	$14.54	257,739	621,096
February 1, 2020 -February 29, 2020	32,919	$14.43	290,658	588,177
March 1, 2020 - March 31, 2020	76,440	$12.11	367,098	—
Total	151,394	$13.29
(1)	The Company repurchased 151,394 shares of its common stock at an aggregate cost of $2.0 million during the three months ended March 31, 2020.
(2)	There were no shares yet to be purchased under the repurchase program at March 31, 2020, as the repurchase program terminated on March 27, 2020.

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was permitted to repurchase up to 923,151 shares of its common stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was permitted to repurchase up to 878,835 shares of its common stock, or approximately 5% of the Company’s then current issued and outstanding common shares. The second repurchase program was terminated on March 27, 2020.

As of March 27, 2020, the Company had repurchased an aggregate of 1,253,423 shares under its repurchase programs, at a weighted average price per share of $14.18, which were reported as treasury stock. Of the 1,253,423 shares classified as treasury stock, 90,135 shares were reissued to directors and executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2019. As of March 31, 2020, 1,163,288 shares are reported as treasury stock in the Company’s consolidated statement of financial condition

Item 3. Defaults Upon Senior Securities.

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

4.2

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (attached as Exhibit 4.2 Form 10-K (File No. 001-38224) filed with the Commission on March 17, 2020).

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

Company Name

Date: May 14, 2020	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 14, 2020	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer