Form 10-Q
period 2020-06-30
PDL Community Bancorp
filed 2020-08-10
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 17,175,136 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2020 and December 31, 2019

(Dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks (Note 2):
Cash	$15,875	$6,762
Interest-bearing deposits in banks	60,756	20,915
Total cash and cash equivalents	76,631	27,677
Available-for-sale securities, at fair value (Note 3)	13,800	21,504
Loans held for sale	1,030	1,030
Loans receivable, net (Note 4)	1,072,417	955,737
Accrued interest receivable	7,677	3,982
Premises and equipment, net (Note 5)	32,102	32,746
Federal Home Loan Bank of New York stock (FHLBNY), at cost	6,422	5,735
Deferred tax assets (Note 8)	4,328	3,724
Other assets	5,824	1,621
Total assets	$1,220,231	$1,053,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 6)	$936,219	$782,043
Accrued interest payable	48	97
Advance payments by borrowers for taxes and insurance	6,007	6,348
Advances from the Federal Home Loan Bank of New York and others (Note 7)	117,284	104,404
Other liabilities	5,674	2,462
Total liabilities	1,065,232	895,354
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,234,291 shares outstanding as of June 30, 2020 and 18,463,028 shares issued and 17,451,134 shares outstanding as of December 31, 2019	185	185
Treasury stock, at cost; 1,228,737 shares as of June 30, 2020 and 1,011,894 shares as of December 31, 2019 (Note 9)	(17,172)	(14,478)
Additional paid-in-capital	85,481	84,777
Retained earnings	91,904	93,688
Accumulated other comprehensive income (Note 14)	150	20
Unearned compensation - ESOP; 554,875 shares as of June 30, 2020 and 579,001 shares as of December 31, 2019 (Note 9)	(5,549)	(5,790)
Total stockholders' equity	154,999	158,402
Total liabilities and stockholders' equity	$1,220,231	$1,053,756

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Unaudited)

Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest on loans receivable	$12,162	$12,060	$24,944	$24,155
Interest on deposits due from banks	3	278	69	478
Interest and dividend on available-for-sale securities and FHLBNY stock	228	76	410	163
Total interest and dividend income	12,393	12,414	25,423	24,796
Interest expense:
Interest on certificates of deposit	1,730	1,904	3,557	3,860
Interest on other deposits	534	821	1,226	1,452
Interest on borrowings	608	345	1,195	678
Total interest expense	2,872	3,070	5,978	5,990
Net interest income	9,521	9,344	19,445	18,806
Provision for loan losses (Note 4)	271	—	1,417	149
Net interest income after provision for loan losses	9,250	9,344	18,028	18,657
Noninterest income:
Service charges and fees	145	228	393	458
Brokerage commissions	22	24	72	133
Late and prepayment charges	13	262	132	401
Other	394	172	599	447
Total noninterest income	574	686	1,196	1,439
Noninterest expense:
Compensation and benefits	4,645	4,476	9,653	9,490
Occupancy and equipment	2,277	1,732	4,294	3,643
Data processing expenses	496	431	963	784
Direct loan expenses	199	182	411	338
Insurance and surety bond premiums	128	83	249	166
Office supplies, telephone and postage	312	271	628	588
Professional fees	1,336	733	2,963	1,243
Marketing and promotional expenses	145	47	379	73
Directors fees	69	73	138	156
Regulatory dues	56	47	102	103
Other operating expenses	772	632	1,477	1,214
Total noninterest expense	10,435	8,707	21,257	17,798
Income (loss) before income taxes	(611)	1,323	(2,033)	2,298
Provision (benefit) for income taxes (Note 8)	(40)	373	(249)	680
Net income (loss)	$(571)	$950	$(1,784)	$1,618
Earnings (loss) per share for the period (Note 10)
Basic	$(0.03)	$0.05	$(0.11)	$0.09
Diluted	$(0.03)	$0.05	$(0.11)	$0.09

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(571)	$950	$(1,784)	$1,618
Net change in unrealized gains on available-for-sale securities :
Unrealized gains	50	159	165	330
Income tax effect	(10)	(33)	(35)	(70)
Unrealized gains on securities, net of tax	40	126	130	260
Pension benefit liability adjustment:
Net loss	—	(40)	—	(83)
Income tax effect	—	8	—	17
Pension liability adjustment, net of tax	—	(32)	—	(66)
Total other comprehensive income, net of tax	40	94	130	194
Total comprehensive income (loss)	$(531)	$1,044	$(1,654)	$1,812

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2020 and 2019

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net income	—	—	—	—	1,618	—	—	1,618
Other comprehensive loss, net of tax	—	—	—	—	—	194	—	194
Treasury stock	(476,978)		(6,798)					(6,798)
ESOP shares committed to be released (24,126 shares)	—	—	—	120	—	—	241	361
Restricted stock awards				608				608
Stock options				48				48
Balance, June 30, 2019	17,986,050	$185	$(6,798)	$85,357	$100,431	$(7,941)	$(6,031)	$165,203

Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net loss	—	—	—	—	(1,784)	—	—	(1,784)
Other comprehensive income, net of tax	—	—	—	—	—	130	—	130
Treasury stock	(216,843)	—	(2,694)	—	—	—	—	(2,694)
ESOP shares committed to be released (24,126 shares)	—	—	—	6	—	—	241	247
Restricted stock awards	—	—	—	638	—	—	—	638
Stock options	—	—	—	60	—	—	—	60
Balance, June 30, 2020	17,234,291	$185	$(17,172)	$85,481	$91,904	$150	$(5,549)	$154,999

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(1,784)	$1,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	25	1
Loss on sale of loans, net	—	101
Provision for loan losses	1,417	149
Depreciation and amortization	1,226	1,059
ESOP compensation	247	390
Share-based compensation expense	698	656
Deferred income taxes	(640)	(156)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,695)	22
(Increase) decrease in other assets	(4,203)	538
(Decrease) increase in accrued interest payable	(49)	25
(Decrease) increase in advance payments by borrowers	(341)	22
Increase (decrease) in other liabilities	3,232	(2,505)
Net cash (used in) provided by operating activities	(3,867)	1,920
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	4,109	4,455
Purchases of FHLBNY Stock	(4,796)	(6,149)
Purchases of available-for-sale securities	(9,130)	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	16,955	5,318
Proceeds from sales of loans	3,530	3,614
Net increase in loans	(121,627)	(19,591)
Net change in other real estate owned	—	(58)
Purchases of premises and equipment	(582)	(2,129)
Net cash used in investing activities	(111,541)	(14,540)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	154,176	(7,350)
Repurchase of treasury stock	(2,694)	(6,798)
Proceeds from advances from FHLBNY	179,130	260,398
Repayments of advances from FHLBNY	(166,250)	(250,398)
Net cash provided by (used in) financing activities	164,362	(4,148)
Net increase (decrease) in cash and cash equivalents	48,954	(16,768)
Cash and Cash Equivalents:
Beginning	27,677	69,778
Ending	$76,631	$53,010
Supplemental Disclosures:
Cash paid during the period:
Interest	$6,028	$6,012
Income taxes	$91	$373

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

Risks and Uncertainties:

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. The New York City Metropolitan area continues to experience a significant number of cases of the COVID-19 pandemic. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of the COVID-19 pandemic are rapidly evolving and not fully known, it has had a significantly adverse impact on the functioning of financial markets while increasing economic and market uncertainty, and disrupted trade and supply chains.

The potential financial impact is unknown at this time. However, if this pandemic continues for a sustained period of time, it may adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, loan portfolio, financial condition, and results of operations. During the six months ended June 30, 2020, the provision for loan losses increased by $1,417 primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has on our local economy and our loan portfolio. Therefore, there is a reasonable probability that the Company’s allowance for loan losses estimation as of June 30, 2020 may change in the near term and could result in a material adverse change to the Company’s provision for loan losses, earnings and capital.

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

Interim Financial Statements: The interim consolidated financial statements at June 30, 2020, and for the three and six months ended June 30, 2020 and 2019 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period.

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

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash basis or recorded against principal balances, until qualifying for return to accrual. Cash basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured. Accrued interest receivable is closely monitored for collectability and will be charged-off in a timely manner if deemed uncollectable.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

COVID-19 Pandemic and the CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of the COVID-19 pandemic. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks  to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain of the COVID-19 pandemic related modifications. Further, on August 3, 2020, the Federal Financial Institutions Examination Council issued a Joint Statement on Additional Loan Accommodations related to COVID-19, to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods.

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

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of June 30, 2020, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period with the exception of ASU 2016-13, which has not been implemented yet as discussed below.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $15,335 and $5,935 in cash to cover its minimum reserve requirement of $0 and $4,927 at June 30, 2020, and December 31, 2019, respectively. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 3.	Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$—	$—	$—	$—
Corporate Bonds	9,093	101	—	9,194
Mortgage-Backed Securities:
FNMA Certificates	4,217	42	—	4,259
GNMA Certificates	344	3	—	347
Total	$13,654	$146	$—	$13,800

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$16,373	$—	$(19)	$16,354
Mortgage-Backed Securities:
FNMA Certificates	4,680	—	(21)	4,659
GNMA Certificates	482	9	—	491
Total	$21,535	$9	$(40)	$21,504

There were no securities classified as held-to-maturity as of June 30, 2020 and December 31, 2019. There were no sale of available-for-sale securities during the six months ended June 30, 2020 and 2019. A total of $16,955 available-for-sale securities matured or were called during the six months ended June 30, 2020. The Company purchased $9,088 of available-for-sale securities during the six months ended June 30, 2020.

There were no securities in an unrealized loss position at June 30, 2020.

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

The Company’s investment portfolio had 6 and 10 available-for-sale securities at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had 0 and 9 available-for-sale securities, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2020 and December 31, 2019 and determined that they are not other than temporarily impaired because the unrealized losses in those securities (if any) relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

The following is a summary of maturities of securities at June 30, 2020 and December 31, 2019. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2020
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,642	2,735
More than five years	6,451	6,459
	9,093	9,194
Mortgage-Backed Securities	4,561	4,606
Total	$13,654	$13,800

	December 31, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$2,000	$2,000
After three months through one year	14,373	14,354
After one year through five years	—	—
	16,373	16,354
Mortgage-Backed Securities	5,162	5,150
Total	$21,535	$21,504

   There were no securities pledged at June 30, 2020 and December 31, 2019.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses

Loans at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,055	$305,272
Owner-Occupied	91,345	91,943
Multifamily residential	274,641	250,239
Nonresidential properties	209,068	207,225
Construction and land	96,841	99,309
Nonmortgage loans:
Business loans (1)	93,394	10,877
Consumer loans	1,578	1,231
	1,083,922	966,096
Net deferred loan origination costs	2,256	1,970
Allowance for loan losses	(13,761)	(12,329)
Loans receivable, net	$1,072,417	$955,737
(1)	As of June 30, 2020, business loans include $83,558 of Paycheck Protection Program (“PPP”) loans.

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

As of June 30, 2020, the Company had received U.S. Small Business Administration (“SBA”) approval for 886 PPP loans totaling $83,558. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances and are 100% guaranteed by the SBA. PPP loans have either a two-year or five-year term and earn interest at an annual rate of 1%.

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

The following tables present credit risk ratings by loan segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$397,367	$266,650	$203,464	$80,967	$93,394	$1,578	$1,043,420
Special mention	2,366	—	—	15,874	—	—	18,240
Substandard	8,667	7,991	5,604	—	—	—	22,262
Total	$408,400	$274,641	$209,068	$96,841	$93,394	$1,578	$1,083,922

	December 31, 2019
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$386,022	$249,066	$202,761	$75,997	$10,877	$1,231	$925,954
Special mention	2,412	—	—	14,943	—	—	17,355
Substandard	8,781	1,173	4,464	8,369	—	—	22,787
Total	$397,215	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of June 30, 2020 and December 31, 2019, is as follows:

	June 30, 2020
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$314,738	$—	$809	$1,508	$317,055	$1,966	$—
Owner-Occupied	89,468	—	176	1,701	91,345	3,529	—
Multifamily residential	274,431	—	210	—	274,641	—	—
Nonresidential properties	205,286	—	—	3,782	209,068	4,974	—
Construction and land	96,841	—	—	—	96,841	—	—
Nonmortgage loans:
Business	93,394	—	—	—	93,394	—	—
Consumer	1,573	5	—	—	1,578	—	—
Total	$1,075,731	$5	$1,195	$6,991	$1,083,922	$10,469	$—

	December 31, 2019
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$300,324	$3,866	$—	$1,082	$305,272	$1,749	$—
Owner-Occupied	87,243	3,405	—	1,295	91,943	3,500	—
Multifamily residential	246,318	3,921	—	—	250,239	—	—
Nonresidential properties	203,514	3	—	3,708	207,225	4,201	—
Construction and land	99,309	—	—	—	99,309	1,118	—
Nonmortgage loans:
Business	10,877	—	—	—	10,877	—	—
Consumer	1,231	—	—	—	1,231	—	—
Total	$948,816	$11,195	$—	$6,085	$966,096	$10,568	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of June 30, 2020 and 2019, and December 31, 2019:

	For the Six Months Ended June 30, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowance for loan losses:
Balance, beginning of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	354	127	876	232	(112)	(63)	3	1,417
Losses charged-off	—	—	—	—	—		(2)	(2)
Recoveries	—	—	—	4	—	13	—	17
Balance, end of period	$3,857	$1,194	$4,741	$2,085	$1,670	$204	$10	$13,761
Ending balance: individually evaluated for impairment	$135	$157	$—	$38	$—	$—	$—	$330
Ending balance: collectively evaluated for impairment	3,722	1,037	4,741	2,047	1,670	204	10	13,431
Total	$3,857	$1,194	$4,741	$2,085	$1,670	$204	$10	$13,761
Loans:
Ending balance: individually evaluated for impairment	$5,726	$5,873	$—	$5,775	$—	$—	$—	$17,374
Ending balance: collectively evaluated for impairment	311,329	85,472	274,641	203,293	96,841	93,394	1,578	1,066,548
Total	$317,055	$91,345	$274,641	$209,068	$96,841	$93,394	$1,578	$1,083,922

	For the Three Months Ended June 30, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period

Allowance for loan losses:
Balance, beginning of period	$3,737	$1,187	$4,263	$2,142	$1,905	$239	$11	$13,484
Provision charged to expense	120	7	478	(59)	(235)	(41)	1	271
Losses charged-off	—	—	—	—	—	—	(2)	(2)
Recoveries	—	—	—	2	—	6	—	8
Balance, end of period	$3,857	$1,194	$4,741	$2,085	$1,670	$204	$10	$13,761

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2019
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period
Allowance for loan losses:
Balance, beginning of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$—	$12,659
Provision charged to expense	(248)	(40)	(116)	(2)	(98)	651	2	—	149
Losses charged-off	—	—	—	—	—	(402)	—	—	(402)
Recoveries	23	—	—	5	—	24	2	58	112
Balance, end of period	$3,574	$1,168	$3,713	$1,928	$1,533	$533	$11	$58	$12,518
Ending balance: individually evaluated for impairment	$273	$527	$—	$124	$—	$—	$2	$—	$926
Ending balance: collectively evaluated for impairment	3,301	641	3,713	1,804	1,533	533	9	58	11,592
Total	$3,574	$1,168	$3,713	$1,928	$1,533	$533	$11	$58	$12,518
Loans:
Ending balance: individually evaluated for impairment	$7,058	$5,471	$7	$5,360	$1,327	$38	$2	$—	$19,263
Ending balance: collectively evaluated for impairment	295,370	87,433	238,967	192,007	99,668	11,335	1,149	—	925,929
Total	$302,428	$92,904	$238,974	$197,367	$100,995	$11,373	$1,151	$—	$945,192
							.
	For the Three Months Ended June 30, 2019
	Mortgage Loans					Nonmortgage Loans			Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Unallocated	For the Period

Allowance for loan losses:
Balance, beginning of period	$3,551	$1,168	$3,713	$1,925	$1,533	$549	$10	$—	$12,449
Provision charged to expense	—	—	—	—	—	—	—	—	—
Losses charged-off	—	—	—	—	—	(25)	—	—	(25)
Recoveries	23	—	—	3	—	9	1	58	94
Balance, end of period	$3,574	$1,168	$3,713	$1,928	$1,533	$533	$11	$58	$12,518

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Six Months Ended June 30, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$12,514	$8,566	$3,033	$11,599	$292	$12,337	$115
Multifamily residential	—	—	—	—	—	4	—
Nonresidential properties	6,090	5,403	372	5,775	38	4,923	30
Construction and land	—	—	—	—	—	1,019	—
Nonmortgage loans:
Business	—	—	—	—	—	81	—
Consumer	—	—	—	—	—	1	—
Total	$18,604	$13,969	$3,405	$17,374	$330	$18,365	$145

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Six Months Ended June 30, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$13,588	$7,944	$4,585	$12,529	$800	$13,438	$323
Multifamily residential	7	7	—	7	—	7	—
Nonresidential properties	5,463	4,887	473	5,360	124	3,096	67
Construction and land	1,614	1,327	—	1,327	—	1,200	1
Nonmortgage loans:
Business	40	38	—	38	—	309	1
Consumer	2	—	2	2	2	1	—
Total	$20,714	$14,203	$5,060	$19,263	$926	$18,051	$392

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$13,566	$8,390	$4,155	$12,545	$414	$12,995	$361
Multifamily residential	—	—	—	—	—	6	—
Nonresidential properties	5,640	5,173	375	5,548	31	3,988	121
Construction and land	1,465	1,125	—	1,125	—	1,219	6
Nonmortgage loans:
Business	16	—	14	14	14	195	—
Consumer	—	—	—	—	—	1	—
Total	$20,687	$14,688	$4,544	$19,232	$459	$18,404	$488

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the six months ended June 30, 2020, there were no loans restructured as a troubled debt restructuring and as of and for the year ended December 31, 2019, there was one loan restructured as a troubled debt restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Six Months Ended June 30, 2020			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	—	$—
Total	—	$—	$—	—	$—
Combination of rate, maturity, other	—	$—	$—	—	$—
Total	—	$—	$—	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$275	$283	—	$—
Total	1	$275	$283	—	$—
Combination of rate, maturity, other	1	$275	$283	—	$—
Total	1	$275	$283	—	$—

At June 30, 2020, there were 33 troubled debt restructured loans totaling $9,953 of which $6,842 are on accrual status. At December 31, 2019, there were 36 troubled debt restructured loans totaling $12,204 of which $8,601 are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $330 and $459 at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and at December 31, 2019, there was one loan in the amount of $1,030 held for sale.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Premises and Equipment

Premises and equipment at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
Land	$3,979	$3,979
Buildings and improvements	17,527	17,350
Leasehold improvements	25,574	25,534
Furniture, fixtures and equipment	8,878	8,513
	55,958	55,376
Less: accumulated depreciation and amortization	(23,856)	(22,630)
Total premises and equipment	$32,102	$32,746

Depreciation and amortization expense amounted to $625 and $550 for the three months ended June 30, 2020 and 2019, and $1,226 and $1,059 for the six months ended June 30, 2020 and 2019, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of income. Furniture, fixtures and equipment increased by $365 to $8,878 at June 30, 2020, mainly as a result of purchases of laptops and software to facilitate remote working during the COVID-19 pandemic. Buildings and improvements increased by $177 to $17,527 at June 30, 2020 as part of the branch renovation initiative and leasehold improvements increased by $40 to $25,574.

Note 6.	Deposits

Deposits at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
Demand (1)	$192,429	$109,548
Interest-bearing deposits:
NOW/IOLA accounts	26,477	32,866
Money market accounts	125,631	86,721
Reciprocal deposits	96,915	47,659
Savings accounts	119,277	115,751
Total NOW, money market, reciprocal and savings	368,300	282,997
Certificates of deposit of $250K or more	81,786	84,263
Brokered certificates of deposits (2)	55,878	76,797
Listing service deposits (2)	54,370	32,400
Certificates of deposit less than $250K	183,456	196,038
Total certificates of deposit	375,490	389,498
Total interest-bearing deposits	743,790	672,495
Total deposits	$936,219	$782,043
(1)	As of June 30, 2020, included in demand deposits are $65,142 related to net PPP funding.
(2)	There were no individual brokered certificates of deposit or listing service deposits amounting to $250K or more.

At June 30, 2020 scheduled maturities of certificates of deposit were as follows:

June 30,
2021	$219,640
2022	89,487
2023	31,458
2024	14,956
2025	15,949
Thereafter	4,000
$375,490

Overdrawn deposit accounts that have been reclassified to loans amounted to $44 and $199 as of June 30, 2020 and December 31, 2019, respectively.

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

The Bank had $117,284 and $104,404 of outstanding term advances from the FHLBNY at June 30, 2020 and December 31, 2019, respectively. Additionally, the Bank had an unsecured line of credit in the amount of $25,000 with a correspondent bank at June 30, 2020 and December 31, 2019, of which $0 were outstanding as of June 30, 2020 and December 31, 2019, respectively. The Bank also had a guarantee from the FHLBNY through a standby letter of credit of $3,355 at June 30, 2020 and $3,455 at December 31, 2019.

Borrowed funds at June 30, 2020 and December 31, 2019 consist of the following and are summarized by maturity and call date below:

	June 30,			December 31,
	2020			2019
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$—	$—	—

FHLBNY Term advances ending:
2020	8,029	8,029	2.86	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	77,880	77,880	1.73	65,000	65,000	1.89
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$117,284	$117,284	2.08%	$104,404	$104,404	2.21%

Interest expense on advances totaled $608 and $345 for the three months ended June 30, 2020 and 2019, and $1,195 and $678 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Bank had eligible collateral of approximately $318,930 and $301,753, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

Note 8.	Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 30, 2020 and 2019 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Federal:
Current	$119	$377	$277	$651
Deferred	(93)	(41)	(369)	(33)
	26	336	(92)	618
State and local:
Current	56	84	114	185
Deferred	(566)	(215)	(1,256)	(504)
	(510)	(131)	(1,142)	(319)
Valuation allowance	444	168	985	381
Provision (benefit) for income taxes	$(40)	$373	$(249)	$680

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.Income Taxes (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and six months ended June 30, 2020 and 2019 respectively, to income before income taxes as a result of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Income tax, at federal rate	$(128)	$278	$(427)	$483
State and local tax, net of federal taxes	(402)	(102)	(902)	(252)
Valuation allowance, net of the federal benefit	444	168	985	381
Other	46	29	95	68
	$(40)	$373	$(249)	$680

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance increased by $985 and $381 for the six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits recorded related to uncertain tax positions. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2020 and December 31, 2019 are presented below:

	June 30,	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,454	$3,990
Interest on nonaccrual loans	570	338
Unrealized loss on available-for-sale securities	(29)	7
Amortization of intangible assets	78	88
Deferred rent payable	110	—
Depreciation of premises and equipment	30	30
Net operating losses	4,908	4,258
Charitable contribution carryforward	1,563	1,675
Compensation and benefits	475	182
Other	135	130
Total gross deferred tax assets	12,294	10,698
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	—	85
Deferred loan fees	730	638
Other	7	7
Total gross deferred tax liabilities	737	730
Valuation allowance	7,229	6,244
Net deferred tax assets	$4,328	$3,724

Note 9.	Compensation and Benefit Plans

401(k) Plan:

The Company provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contribution of 3%. The 401(k) expenses recorded in the consolidated statements of income amounted to $103 and $77 for the three months ended June 30, 2020 and 2019, and $370 and $167 for the six months ended June 30, 2020 and 2019, respectively.

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

A summary of the ESOP shares as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Shares committed-to-be released	24,126	48,250
Shares to be allocated to participants	144,750	96,500
Unallocated shares	554,875	579,001
Total	723,751	723,751
Fair value of unearned shares	$5,649	$8,511

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $131 and $187 for the three months ended June 30, 2020 and 2019, and $288 and $390 for the six months ended June 30, 2020 and 2019, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive. The SERP expense recognized for the three months ended June 30, 2020 and 2019 was $15 and $17, respectively and $30 and $34 for the six months ended June 30, 2020 and 2019, respectively.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 40,000 restricted stock units to officers, 322,254 restricted stock units to executive officers and 148,625 shares of restricted stock units to outside directors. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of June 30, 2020 and December 31, 2019, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 225,476 and 265,476, respectively. As of June 30, 2020 and December 31, 2019, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was 0, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 75,158 and 88,492 as of June 30, 2020 and December 31, 2019, respectively, but would eliminate the availability of stock options and SARs available for award.

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

A summary of the Company’s restricted stock unit awards activity and related information for the six months ended June 30, 2020 and year ended December 31, 2019 are as follows:

	June 30, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at June 30	420,744	$12.78

	December 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Vested	(90,135)	12.77
Non-vested at December 31	420,744	$12.78

Compensation expense related to restricted stock units was $314 and $308 for the three months ended June 30, 2020 and 2019, respectively and $638 and $608 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total remaining unrecognized compensation cost related to restricted stock units was $4,645, which is expected to be recognized over the next 30 quarters.

A summary of the Company’s stock option awards activity and related information for the six months ended June 30, 2020 and year ended December 31, 2019 are as follows:

	June 30, 2020
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.78
Granted	40,000	8.93
Exercised	—	—
Forfeited	—	—
Outstanding at June 30 (1)	203,766	$12.02
Exercisable at June 30 (1)	24,788	$12.77

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
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 and $315 for outstanding options and $0 and $48 for exercisable options at June 30, 2020 and December 31, 2019, respectively.

The weighted-average exercise price for the options as of June 30, 2020 was $12.02 per share and the weighted average remaining contractual life is 8.3 years. The weighted average period over which compensation expenses are expected to be recognized is 5.4 years. There were 24,788 shares exercisable as of June 30, 2020 and December 31, 2019, respectively. Total compensation cost related to stock options recognized was $31 and $22 for the three months ended June 30, 2020 and 2019, and $60 and $48 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options was $554, which is expected to be recognized over the next 30 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2020	2019
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	38.51%	16.94%
Risk-free interest rate	0.48%	2.51%
Weighted average grant date fair value	$3.77	$4.01

The expected volatility is based on the Company’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was permitted to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was permitted to repurchase up to 878,835 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s share repurchase program was terminated on March 27, 2020. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was permitted to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire no later than November 30, 2020.

As of June 30, 2020, the Company had repurchased a total of 1,318,872 shares under the repurchase programs at a weighted average price of $13.99 per share, which were reported as treasury stock. Of the 1,318,872 shares of treasury stock, 90,135 shares have been granted to directors and executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2019. As of June 30, 2020, 1,228,737 shares are reported as treasury stock in the Company’s consolidated statements of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10.	Earnings (Loss) Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands except share data)

Net income (loss)	$(571)	$950	$(1,784)	$1,618

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,290,254	18,180,989	17,334,830	18,320,923
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	566,805	615,055	572,837	621,053
Basic weighted average common shares outstanding	16,723,449	17,565,934	16,761,993	17,699,870
Basic earnings (loss) per common share	$(0.03)	$0.05	$(0.11)	$0.09
Dilutive potential common shares:
Add: Dilutive effect of restricted stock awards and stock options	—	89,730	—	60,944
Diluted weighted average common shares outstanding	16,723,449	17,655,664	16,761,993	17,760,814
Diluted earnings (loss) per common share	$(0.03)	$0.05	$(0.11)	$0.09

Note 11.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Commitments to grant mortgage loans	$68,348	$64,829
Unfunded commitments under lines of credit	38,675	27,833
Standby letters of credit	3,355	3,455
	$110,378	$96,117

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

Lease Commitments: At June 30, 2020, there are noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Rental expenses under operating leases, included in occupancy and equipment, totaled $380 and $375 for the three months ended June 30, 2020 and 2019, and $509 and $729 for the six months ended June 30, 2020 and 2019, respectively.

The projected minimum rental payments under the terms of the leases at June 30, 2020 are as follows:

Remainder of 2020	$675
2021	1,380
2022	1,290
2023	1,277
2024	1,311
2025	1,280
Thereafter	4,566
$11,779

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$—	$—	$—	$—
Corporate bonds	9,194	—	9,194	—
Mortgage-Backed Securities:
FNMA Certificates	4,259	—	4,259	—
GNMA Certificates	347	—	347	—
	$13,800	$—	$13,800	$—

		December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$16,354	$—	$16,354	$—
Mortgage-Backed Securities:
FNMA Certificates	4,659	—	4,659	—
GNMA Certificates	491	—	491	—
	$21,504	$—	$21,504	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,374	$—	$—	$17,374

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,232	$—	$—	$19,232

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2020 and 2019, respectively.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.	Fair Value (Continued)

As of June 30, 2020 and December 31, 2019, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$76,631	$76,631	$—	$—	$76,631
Available-for-sale securities	13,800	—	13,800	—	13,800
Loans held for sale	1,030	—	—	1,046	1,046
Loans receivable, net	1,072,417	—	—	1,088,825	1,088,825
Accrued interest receivable	7,677	—	7,677	—	7,677
FHLBNY stock	6,422	6,422	—	—	6,422
Financial liabilities:
Deposits:
Demand deposits	192,429	192,429	—	—	192,429
Interest-bearing deposits	368,300	368,300	—	—	368,300
Certificates of deposit	375,490	—	381,863	—	381,863

Advance payments by borrowers for taxes and insurance	6,007	—	6,007	—	6,007
Advances from FHLBNY	117,284	117,284	—	—	117,284
Accrued interest payable	48	—	48	—	48

December 31, 2019
Financial assets:
Cash and cash equivalents	$27,677	$27,677	$—	$—	$27,677
Available-for-sale securities	21,504	—	21,504	—	21,504
Loans held for sale	1,030	—	—	1,035	1,035
Loans receivable, net	955,737	—	—	959,942	959,942
Accrued interest receivable	3,982	—	3,982	—	3,982
FHLBNY stock	5,735	5,735	—	—	5,735
Financial liabilities:
Deposits:
Demand deposits	109,548	109,548	—	—	109,548
Interest-bearing deposits	282,997	282,997	—	—	282,997
Certificates of deposit	389,498	—	393,254	—	393,254
Advance payments by borrowers for taxes and insurance	6,348	—	6,348	—	6,348
Advances from FHLBNY	104,404	104,404	—	—	104,404
Accrued interest payable	97	—	97	—	97

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2020 and December 31, 2019.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2020 and December 31, 2019, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in to 2.5% by 2019. The applicable capital buffer was 9.5% at June 30, 2020 and 10.6% at December 31, 2019.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2020 and December 31, 2019 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$165,405	19.67%	$67,267	8.00%	$84,084	10.00%
Tier 1 Capital to Risk-Weighted Assets	154,849	18.42%	50,450	6.00%	67,267	8.00%
Common Equity Tier 1 Capital Ratio	154,849	18.42%	37,838	4.50%	54,654	6.50%
Tier 1 Capital to Total Assets	154,849	13.80%	44,898	4.00%	56,122	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$146,791	17.52%	$67,040	8.00%	$83,801	10.00%
Tier 1 Capital to Risk-Weighted Assets	136,270	16.26%	50,280	6.00%	67,040	8.00%
Common Equity Tier 1 Capital Ratio	136,270	16.26%	37,710	4.50%	54,470	6.50%
Tier 1 Capital to Total Assets	136,270	11.63%	46,882	4.00%	58,603	5.00%

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Regulatory Capital Requirements (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$168,268	21.35%	$63,044	8.00%	$78,805	10.00%
Tier 1 Capital to Risk-Weighted Assets	158,382	20.10%	47,283	6.00%	63,044	8.00%
Common Equity Tier 1 Capital Ratio	158,382	20.10%	35,462	4.50%	51,223	6.50%
Tier 1 Capital to Total Assets	158,382	14.97%	42,334	4.00%	52,917	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$146,451	18.62%	$62,923	8.00%	$78,654	10.00%
Tier 1 Capital to Risk-Weighted Assets	136,584	17.37%	47,192	6.00%	62,923	8.00%
Common Equity Tier 1 Capital Ratio	136,584	17.37%	35,394	4.50%	51,125	6.50%
Tier 1 Capital to Total Assets	136,584	12.92%	42,275	4.00%	52,843	5.00%

Note 14.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	June 30, 2020
	December 31, 2019	Change	June 30, 2020
Unrealized gains on available-for-sale securities, net	$20	$130	$150
Total	$20	$130	$150

	December 31, 2019
	December 31, 2018	Change	December 31, 2019
Unrealized gains (losses) on available-for-sale securities, net	$(291)	$311	$20
Unrealized losses on pension benefits, net	(7,844)	7,844	—
Total	$(8,135)	$8,155	$20

Note 15.Transactions with Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$1,244	$1,255	$1,260	$1,278
Originations	—	20	—	20
Payments	(7)	(19)	(23)	(42)
Ending balance	$1,237	$1,256	$1,237	$1,256

The Company held deposits in the amount of $6,491 and $8,302 from officers and directors at June 30, 2020 and December 31, 2019, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 16.Subsequent Events

On July 10, 2020, the Company completed the acquisition of Mortgage World Bankers, Inc. (“MWB”) pursuant to an agreement dated May 20, 2019. MWB is a mortgage banking company headquartered in Astoria, New York. The acquisition price for MWB is to be determined based upon an audit of MWB’s financial statements as of June 30, 2020. That audit is ongoing. The acquisition price will be determined prior to September 30, 2020 and will be based on MWB’s assets and capital as of June 30, 2020. The Company incurred $42 of related acquisition costs in first half of 2020 which are reflected in noninterest expenses in the consolidated statements of income. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

On July 27, 2020, the Company completed the sale of the real property that was owned by the Bank and was the former location of a branch banking office, located at 30 East 170th Street, Bronx, New York (the “Real Property”). The purchase price for the Real Property was $4,743. The Bank’s carrying value of the Real Property as of July 27, 2020 was $82. The Bank incurred expenses related to the sale of the Real Property of approximately $250. The Bank anticipates recording a gain on sale of approximately $4,411.

The Bank has concurrently entered into a contract to purchase an existing property intended to become a full service branch banking office in a like-kind exchange. This property is located at 135-14 Northern Boulevard, Flushing NY 11354. The transaction is contingent upon, among other things, an acceptable feasibility study and necessary regulatory approvals.  Assuming the contingencies are satisfied and the like-kind exchange is completed, the Bank may be permitted to defer payments of the capital gains tax associated with the sale of the Real Property.

In accordance with the Interagency Statement, financial institutions are encouraged to provide payment accommodations, which may include payment deferrals, to any consumer and small businesses who can demonstrate financial hardship caused by the COVID-19 pandemic.

As of July 21, 2020, the Bank had 421 loans that are in forbearance totaling $384,028, primarily consisting of deferrals of principal, interest, and escrow payments. Of the 421 loans in forbearance, 329 loans aggregating $297,405 have not requested an additional three-month forbearance extension, and 92 loans in the amount of $86,623 have requested up-to-an-additional three-month forbearance extension at the conclusion of their initial three-month forbearance period. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. Under the current economic conditions and based upon available data, the Company is unable to conclusively determine the repayment capacity, if any, of most of such borrowers. The initial forbearances are and the extended forbearances will be short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors” filed with the SEC on March 17, 2020.

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

The CARES Act appropriated $349.0 billion for “paycheck protection loans” through the Paycheck Protection Program (“PPP”). On April 24, 2020, the PPP received another $310.0 billion in funding, bringing the total appropriations for PPP loans to $659.0 billion. PPP was scheduled to end on June 30, 2020, but was extended until August 8, 2020. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of June 30, 2020, the Bank had received SBA approval for approximately 886 PPP loans totaling approximately $83.6 million. PPP loans have a two-year term and earn interest at a rate of 1%. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. These loans are expected to result in approximately $2.5 million in gross processing fee income, which will be deferred over the life of the respective loan. The average authorized loan size is $94,000 and the median authorized loan size is $18,000. We believe that the aggregate number of jobs positively impacted is approximately 10,686. The SBA reported that, as of July 24, 2020, the 50 financial institutions that are both Minority Designated Institutions (“MDIs”) and Community Development Financial Institutions (“CDFIs”) had received SBA approvals for 15,781 loans for $1.5 billion, or approximately 316 loans for $29.8 million per MDI/CDFI. The Bank, both an MDI and a CDFI, was approved by the SBA for 886 loans in the amount of $83.6 million significantly exceeded the reported average MDI/CDFI performance.

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

While New York is no longer the hotbed of the COVID-19 pandemic in the United States, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, all back-office and lending personnel have transitioned to a remote work environment while the branch network provided traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferences.

As of July 21, 2020, there were 421 loans aggregating $384.0 million, in forbearance primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. Of the 421 loans in forbearance, 329 loans aggregating $297.4 million have not requested, and 92 loans in the amount of $86.6 million have requested, up-to-an-additional three-month forbearance extension at the conclusion of their initial three-month forbearance period. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. Under the current economic conditions and based upon available data, the Company is unable to conclusively determine the repayment capacity, if any, of most of such borrowers. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

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

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the accompanying Financial Statements for a discussion of significant accounting policies.

Vision 2020

Since 2019, the Company has engaged in a multi-pronged effort to upgrade its infrastructure, adopt electronic banking services and restructure its retail business model. Dubbed internally “Vision 2020,” the effort has had significant beneficial results, continues to involve significant investments and has served to ameliorate the otherwise detrimental effects of the COVID-19 pandemic.

The infrastructure upgrade has focused primarily on implementing technology, cybersecurity and network progression while establishing a Virtual Private Network (“VPN”). Centered largely on the Company’s core processor, to date the infrastructure upgrade has resulted in relocating and migrating network and in-house servers, replacing outdated PCs, enhancing internet capabilities, purchasing and deploying VPN-enabled laptops to a significant majority of personnel and the redeployment of disaster recovery capabilities. The Company has achieved certain manpower-related cost savings and enabled the uninterrupted continuity of operations by its staff working remotely during the COVID-19 pandemic and the virtual emptying of its operations and headquarters premises using its newly deployed disaster recovery capabilities. The infrastructure upgrade has added resiliency, capacity and redundancies to the Company’s technology structures and resulted in a net increase of $30,000 in recurring monthly data processing costs.

The Company has adopted over 48 new electronic banking services, products and applications since late 2018. These services range from on-line banking, mobile banking, bill pay, positive pay, remote deposit capture, cash management services, e-statements, data storage and management, ACH services, social media capabilities, electronic document storage, a paperless environment and VoIP telecommunications with an automation-based, dual-language Customer Contact Center. The expansion of electronic banking capabilities was accomplished largely with minimal additional operating expenses as a result of renegotiations of the Company’s core processing arrangements. Importantly, these services enabled the Company to continue serving its customers as they, and the

Company, switched to remote work environments. The document scanning and creation of a paperless environment continues, with an overall expected remaining cost of $114,000 through 2020. The Company expects a substantial return on investment based on efficiencies and automation of otherwise manual intensive processes. During the six months ended June 30, 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain Technologies. The product, Grain, is a mobile application geared to the underbanked and new generations entering the financial services market. First debuted in New York and California, it is being expanded nationwide. The Company is also rolling out a Fintech-based small business automated lending product in partnership with LendingFront Technologies. The product is a laptop and iPad application that enables the Company to originate, close and fund small business loans within very short spans of time and without requiring a physical presence within banking offices. The Company expects that all of its Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic.

The Company’s on-going adoption of a new retail business model has been all-encompassing. It has involved the redesign of its retail branches, the shift of branch operations to a centralized back office, the deployment of smart ITM-enabled ATMs and Teller Cash Recyclers, the automation of manual processes and, importantly, the adoption of universal bankers and retail sales. In 2019, the Company earned national recognition as Branch Innovators of the Year for its retail banking model at the 2019 Future Branches Retail Banking Summit in Austin, Texas. The Company has completed the redesign and renovation of two branches at a buildout cost of $2.4 million, including the relocation of one branch to a smaller footprint. The relocation has resulted in a reduction of monthly operating costs and will result in a recognition of significant gains from the previously announced scheduled sale of the real estate associated with the former branch. This transaction was concluded on July 27, 2020. The Company anticipates renovating most, if not all of its branches over the next 18 months, at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The first of this next wave of renovations had already been fully bid and scheduled prior to the COVID-19 pandemic shutdowns with a budgeted cost of $356,000 and we now plan to start the project on August 24, 2020. The Company expects to incorporate into its retail branches mortgage origination personnel now that the acquisition of Mortgage World Bankers Inc. (“MWB”) has been completed and plans to create Kiosk branches in two of MWB’s current locations during the next 12 months while creating a full service branch at the site of an MWB mortgage office located in Flushing, Queens expanding our reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data. In 2019, the Company mostly completed the deployment of new smart ATMs and TCRs at a capitalized cost of $1.9 million. The new equipment has improved customer satisfaction and speeded up transaction processing; it also enabled the Company to reduce manned hours of operations while continuing to service retail customers during the COVID-19 pandemic. The shift of branch operations activities and the automation of the processes have improved operating efficiencies and enabled branch personnel to focus on customer service and retail sales. In early 2019, the Company launched a retail sales initiative focused on increasing demand deposits and banking relationships through the use of retail sales training, incentives and direct mail solicitations. As of June 30, 2020, the initiative has resulted in an investment of $790,000, with over 5,217 net new deposit accounts with balances of $103.1 million, excluding deposit accounts opened as a result of PPP lending. Beginning in 2020, the Company has begun to implement Salesforce applications throughout the organization, including retail services, lending processes, back-office operations, digital banking and loan underwriting. The Company retained consulting firms to assist in the implementation. The Company anticipates investing over the initial five-year arrangement a total of $2.5 million, with a positive return on investment within 18 months. The implementation has slowed due to the COVID-19 pandemic but continues to progress.

Vision 2020 will enable the Company to manage the process of returning to more normal operations upon governmental authorities adopting enabling pronouncements. The Company is presently adopting a plan to shifting its operations and headquarters personnel to work less remotely, all with due consideration to the health and well-being of its personnel and customers.

The following table presents the Company’s PPP loans approved by the SBA as of June 30, 2020 due to the COVID-19 pandemic:

			Aggregate	Median	Average	No. of
		Number	Amount	Amount	Amount	Jobs
State	Counties	of Loans	of Loans	of Loans	of Loans	Affected
		(Dollars in Thousands)
New York	Kings	121	$39,310	$21	$325	3,546
	Bronx	196	14,310	13	73	2,112
	Queens	209	10,185	21	49	1,603
	New York	151	7,619	21	50	1,153
	Nassau	38	2,168	24	57	300
	Westchester	41	1,845	17	45	276
	Suffolk	17	627	21	37	99
	Richmond	9	561	13	62	121
	Albany	1	129	129	129	11
	Rockland	2	38	19	19	3
	Dutches	1	17	17	17	5
	Sullivan	2	15	8	8	4
	Ulster	1	6	6	6	1
	Total New York	789	$76,830	$17	$97	9,234

New Jersey	Monmouth	7	$2,024	48	289	399
	Essex	10	1,665	182	167	380
	Hudson	17	935	16	55	175
	Passaic	8	580	14	73	140
	Union	11	411	25	37	82
	Bergen	11	308	27	28	76
	Morris	5	259	24	52	66
	Middlesex	3	23	6	8	4
	Warren	1	9	9	9	1
	Ocean	1	9	9	9	1
	Total New Jersey	74	$6,223	$24	$84	1,324

Indiana	Lake	14	$225	13	16	61
California	Los Angeles	1	164	164	164	45
Nevada	Clark	2	46	23	23	2
Illonis	Cook	2	30	15	15	10
Rhode Island	Providence	1	25	25	25	5
Connecticut	Fairfield	2	10	5	5	2
Kentucky	Jefferson	1	5	5	5	3
	Total	886	83,558	18	94	10,686

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets increased $166.5 million, or 15.8%, to $1.2 billion at June 30, 2020 from $1.1 billion at December 31, 2019 primarily due to increases in loans receivable and cash and cash equivalents as discussed in more details below.

Cash and Cash Equivalents. Cash and cash equivalents increased $49.0 million, or 176.9%, to $76.6 million at June 30, 2020, compared to $27.7 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of increases of $154.2 million in net deposits, of which $65.1 million is related to net PPP funding, $16.9 million from maturities and calls of available-for-sale securities and $12.9 million in net advances from FHLBNY, offset by increases of $116.7 million in net loans, mainly due to $83.6 million in PPP loans, and $9.1 million purchases of available-for-sale securities.

Available-for-sale Securities. The composition of available-for-sale securities at June 30, 2020 and December 31, 2019 and the amounts maturing of each classification are summarized as follows:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—	$2,000	$2,000
After three months through one year	—	—	14,373	14,354
After one year through five years	—	—	—	—
	—	—	16,373	16,354
Corporate Bonds:
Three months or less	—	—	—	—
After three months through one year	—	—	—	—
After one year through five years	2,642	2,735	—	—
More than five years	6,451	6,459	—	—
	9,093	9,194	—	—
Mortgage-Backed Securities	4,561	4,606	5,162	5,150
Total	$13,654	$13,800	$21,535	$21,504

The $7.7 million decrease in available-for-sale securities was due to $16.9 million in available-for-sale securities matured and were called during the six months ended June 30, 2020. The decrease was offset by purchases of corporate bonds in the amount of $9.1 million during the six months ended June 30, 2020.

Loans. The composition of gross loans receivable at June 30, 2020 and at December 31, 2019 and the percentage (%) of each classification to total loans are summarized as follows:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,055	29.3%	$305,272	31.6%
Owner-Occupied	91,345	8.4%	91,943	9.5%
Multifamily residential	274,641	25.3%	250,239	25.9%
Nonresidential properties	209,068	19.3%	207,225	21.5%
Construction and land	96,841	8.9%	99,309	10.3%
Nonmortgage loans:
Business loans (1)	93,394	8.6%	10,877	1.1%
Consumer loans	1,578	0.2%	1,231	0.1%
Total	$1,083,922	100.0%	$966,096	100.0%

(1)	As of June 30, 2020, business loans include $83.6 million of PPP loans.

The composition of the loan portfolio increased mainly due to $83.6 million related to PPP loans at June 30, 2020 when compared to December 31, 2019. Based on our current internal loan reviews, we remain confident that the quality of our underwriting, our weighted average loan-to-value ratio of 56.0% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2020, approximately 7.8% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans was secured by owner-occupied commercial real estate, compared to 8.0% at December 31, 2019. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

As of July 21, 2020, there were 421 loans aggregating $384.0 million in forbearance primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. Of the 421 loans in forbearance, 329 loans aggregating $297.4 million have not requested, and 92 loans in the amount of $86.6 million have requested, up-to-an-additional three-month forbearance extension at the conclusion of their initial three-month forbearance period. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. Under the current economic conditions and based upon available data, the Company is unable to conclusively determine the repayment capacity, if any, of most of such borrowers. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

The following table presents the loans modified as a result of the COVID-19 pandemic as of July 21, 2020:

			Weighted
	Number	Loan	Average
	of Loans	Amount	Loan-to-Value
	(Dollars in Thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	188	$131,551	53.4%
Owner-Occupied	68	37,581	50.0%
Multifamily residential	62	78,566	51.8%
Nonresidential properties	81	97,584	46.8%
Construction and land	7	37,693	47.2%
Nonmortgage loans:
Business loans	8	964	—%
Consumer loans	7	89	—%
Total	421	$384,028	50.5%

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2020 and December 31, 2019, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 65.6% and 67.4%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 365.3% and 349.7% as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the Bank was within the 100% guideline for construction and land mortgage loans established by banking regulations, but exceeded the 300% guideline for investor owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Deposits.  The composition of deposits at June 30, 2020 and December 31, 2019 and changes in dollars and percentages are summarized as follows:

	June 30,	December 31,	Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$192,429	$109,548	$82,881	75.7%
Interest-bearing deposits:
NOW/IOLA accounts	26,477	32,866	(6,389)	(19.4%)
Money market accounts	125,631	86,721	38,910	44.9%
Reciprocal deposits	96,915	47,659	49,256	103.4%
Savings accounts	119,277	115,751	3,526	3.0%
Total NOW, money market, reciprocal and savings	368,300	282,997	85,303	30.1%
Certificates of deposit of $250K or more	81,786	84,263	(2,477)	(2.9%)
Brokered certificates of deposit	55,878	76,797	(20,919)	(27.2%)
Listing service deposits	54,370	32,400	21,970	67.8%
Certificates of deposit less than $250K	183,456	196,038	(12,582)	(6.4%)
Total certificates of deposit	375,490	389,498	(14,008)	(3.6%)
Total interest-bearing deposits	743,790	672,495	71,295	10.6%
Total deposits	$936,219	$782,043	$154,176	19.7%
(1)	As of June 30, 2020, included in demand deposits are $65.1 million related to net PPP funding.

When wholesale funding is necessary to complement the Bank's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Bank’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2020 and as of December 31, 2019. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ascertain whether the Bank is operating within the approved limitations.

Borrowings. The Bank had outstanding borrowings at June 30, 2020 and December 31, 2019 of $117.3 million and $104.4 million, respectively. These borrowings are in the form of advances from the FHLBNY. The net increase in borrowings was due to a new FHLBNY advance of $12.9 million, at a weighted average rate of 0.9%.

Stockholders’ Equity. Total stockholders’ equity decreased $3.4 million, or 2.1%, to $155.0 million at June 30, 2020 from $158.4 million at December 31, 2019. The decrease in stockholders’ equity was mainly attributable to $2.7 million of stock repurchases and a net loss of $1.8 million, offset by increases of $704,000 in additional paid-in capital as a result of $698,000 related to restricted stock units and stock options and $6,000 related to the ESOP, $241,000 reduction in unearned ESOP shares for plan shares earned during the period and a $130,000 increase in accumulated other comprehensive income related to unrealized gains on available-for-sale securities.

Results of Operations

The discussion of the Company’s results of operations for the three and six months ended June 30, 2020 and 2019 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$12,393	$12,414	$(21)	(0.2%)
Interest expense	2,872	3,070	(198)	(6.4%)
Net interest income	9,521	9,344	177	1.9%
Provision for loan losses	271	—	271	0.0%
Net interest income after provision for loan losses	9,250	9,344	(94)	(1.0%)
Noninterest income	574	686	(112)	(16.3%)
Noninterest expense	10,435	8,707	1,728	19.8%
Income (loss) before income taxes	(611)	1,323	(1,934)	(146.2%)
Provision (benefit) for income taxes	(40)	373	(413)	(110.7%)
Net income (loss)	$(571)	$950	$(1,521)	(160.1%)
Earnings (loss) per share for the period
Basic	$(0.03)	$0.05	$(0.08)	(160.0%)
Diluted	$(0.03)	$0.05	$(0.08)	(160.0%)

General. The $571,000 net loss for the three months ended June 30, 2020 compared to $950,000 in net income for the three month June 30, 2019 reflects a $1.7 million, or 19.8%, increase in noninterest expense, a $271,000 increase in provision for loan losses, a $112,000, or 16.3%, decrease in noninterest income and $21,000, or 0.2%, decrease in interest and dividend income, offset by a $413,000, or 110.7% decrease in provision for income taxes and a $198,000, or 6.4%, decrease in interest expense. Basic and diluted loss per share for the three months ended June 30, 2020, was ($0.03) compared to a basic and diluted earnings per share of $0.05 for the three months ended June 30, 2019.

Interest and Dividend Income. Interest and dividend income essentially remain unchanged at $12.4 million for the three months ended June 30, 2020 and the three months ended June 30, 2019. Interest on loans, which is the Bank’s primary source of interest income, increased $102,000, or 0.8%, offset by a decrease of $123,000, or 34.7%, in interest income from deposits due from banks and available-for-sale securities and dividend income on FHLBNY stock. Average balance on loans increased $95.2 million, or 10.3%, mainly as a result of $30.3 million in average outstanding PPP loans, to $1,024.0 million for the three months ended June 30, 2020 from $928.8 million for the three months ended June 30, 2019. The increase in interest income on loans was primarily driven by increases of $208,000 in multifamily residential, $89,000 in nonresidential properties and $19,000 in business loans. The increase was offset by decreases of $132,000 in 1-4 family residential mortgage loans and $84,000 in construction and land. The average yield on loans decreased 43 basis points to 4.78% for the three months ended June 30, 2020 from 5.21% for the three months ended June 30, 2019.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$4,985	$5,117	$(132)	(2.6%)
Multifamily residential	3,183	2,975	208	7.0%
Nonresidential properties	2,462	2,373	89	3.8%
Construction and land	1,286	1,370	(84)	(6.1%)
Business loans	221	202	19	9.4%
Consumer loans	25	23	2	8.7%
Total interest income on loans receivable	$12,162	$12,060	$102	0.8%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock decreased $123,000, or 34.7%, to $231,000 for the three months ended June 30, 2020 from $354,000 for the three months ended June 30, 2019. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $15.0 million, or 21.3%, to $85.7 million for the three months ended June 30, 2020 from $70.6 million for the three months ended June 30, 2019. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock decreased 93 basis points to 1.08% for the three months ended June 30, 2020 from 2.01% for the three months ended June 30, 2019.

The following table presents interest and dividend income on deposits due from banks, available-for-sales securities and FHLBNY stock for the periods indicated:

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$3	$232	$(229)	(98.7%)
Interest on available-for-sale securities	146	77	69	89.6%
Dividend on FHLBNY stock	82	45	37	82.2%
Total interest and dividend	$231	$354	$(123)	(34.7%)

Interest Expense. Interest expense decreased $198,000, or 6.4%, to $2.9 million for the three months ended June 30, 2020 from $3.1 million for the three months ended June 30, 2019. Interest expense on money market accounts decreased $297,000, or 39.3%, to $458,000 for the three months ended June 30, 2020 from $755,000 for the three months ended June 30, 2019. The average balance of money market accounts increased $56.5 million, or 40.3%, to $196.7 million for the three months ended June 30, 2020 from $140.2 million for the three months ended June 30, 2019, and the average rate the Bank paid on money market account decreased 122 basis points to 0.94% for the three months ended June 30, 2020 from 2.16% for the three months ended June 30, 2019.

Interest expense on certificates of deposit decreased $174,000, or 9.1% to $1.7 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019. The average balance of certificates of deposit decreased $24.6 million, or 6.1%, to $375.7 million for the three months ended June 30, 2020 from $400.3 million for the three months ended June 30, 2019, while the average rate paid on certificates of deposit decreased 6 basis points to 1.85% for the three months ended June 30, 2020 from 1.91% for the three months ended June 30, 2019.

Interest expense on borrowings increased $263,000 million, or 76.2%, to $608,000 for the months ended June 30, 2020 from $345,000 for the three months ended June 30, 2019. The average balance on borrowings increased $67.2 million, or 125.6%, to $120.6 million for the three months ended June 30, 2020 from $53.5 million for the three months ended June 30, 2019, and the average rate paid on borrowings decreased 56 basis points to 2.03% for the three months ended June 30, 2020 from 2.59% for the three months ended June 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,730	$1,904	$(174)	(9.1%)
Money market	458	755	(297)	(39.3%)
Savings	37	39	(2)	(5.1%)
NOW/IOLA	38	26	12	46.2%
Advance payments by borrowers	1	1	—	0.0%
Borrowings	608	345	263	76.2%
Total interest expense	$2,872	$3,070	$(198)	(6.4%)

Net Interest Income. Net interest income increased $177,000, or 1.9%, to $9.5 million for the three months ended June 30, 2020 from $9.3 million for the three months ended June 30, 2019, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $11.7 million, or 4.7%, to $260.8 million for the three months ended June 30, 2020 from $249.1 million for the three months ended June 30, 2019, due primarily to increases of $95.2 million in average loans, mainly as a result of an increase of $30.3 million in average PPP loans, and average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $15.0 million, or 21.3%, decreases of $24.6 million in average certificates of deposit and $4.3 million in average savings. The increase was offset by increases of $67.2 million in average borrowings and $56.5 million in average money market accounts. The net interest rate spread decreased by 21 basis points to 3.13% for the three months ended June 30, 2020 from 3.34% for the three months ended June 30, 2019, and the net interest margin decreased by 30 basis points to 3.45% for the three months ended June 30, 2020 from 3.75% June 30, 2019.

Management continues to deploy various asset and liability management strategies to manage the Bank’s risk of interest rate fluctuations. Net interest margin decreased 30 basis points in the second quarter of 2020, to 3.45% from 3.75% in the second quarter of 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. Further, on March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points due to the onset of the COVID-19 pandemic. These March 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. As a result of these rate cuts and in the event that short-term interest rates were to be cut further in 2020 or beyond, the Bank’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which these cuts would impact the Bank’s yields on its earning assets.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended June 30, 2020 of $271,000 as compared to $0 for the three months ended June 30, 2019. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The increase of $271,000 in provision of loan losses was primarily driven by increases of $478,000 in multifamily residential, $120,000 in 1-4 family investor owned residential mortgage and $7,000 in 1-4 family owner-occupied residential mortgage, offset by  decreases of $235,000 in construction and land, $59,000 in nonresidential properties and $41,000 in business loans. The allowance for loan losses was $13.8 million, or 1.27% of total loans, at June 30, 2020, compared to $12.3 million, or 1.28% of total loans, at December 31, 2019. Excluding $83.6 million in PPP loans, the allowance for loan losses at June 30, 2020 would have been 1.38% of total loans.

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

Non-interest Income. Total non-interest income decreased $112,000, or 16.3% to $574,000 for the three months ended June 30, 2020 from $686,000 from the three months ended June 30, 2019. The decrease in non-interest income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to decreases of $249,000 in late and prepayment charges related to mortgage loans, $83,000 in service charges and fees offset by an increase of $222,000 in other non-interest income, of which $163,000 were fees related to PPP loan.

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$145	$228	$(83)	(36.4%)
Brokerage commissions	22	24	(2)	(8.3%)
Late and prepayment charges	13	262	(249)	(95.0%)
Other	394	172	222	129.1%
Total noninterest income	$574	$686	$(112)	(16.3%)

Non-interest Expense. Total non-interest expense increased $1.7 million, or 19.8%, to $10.4 million for the three months ended June 30, 2020, compared to $8.7 million for the three months ended June 30, 2019. The increase in noninterest expense was primarily attributable to increases of $603,000 in professional fees, $545,000 in occupancy and equipment expense due to software licenses, $140,000 in other operating expenses mainly due to employment agency fees, $98,000 in marketing and promotional expenses, $65,000 in data processing expenses as a result of system enhancements and implementation charges related to new software upgrades, $45,000 in insurance and surety bond premiums, $41,000 in office supplies, telephone and postage and $17,000 in direct loan expenses. The increase of $603,000 in professional fees was mainly attributable to increases in consulting fees of $250,000 and professional services of $344,000 related to the document imaging project adopted in late 2019. Included in noninterest expense for the three months ended June 30, 2020 is $475,000 of additional expenses incurred as a result of the COVID-19 pandemic.

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,645	$4,476	$169	3.8%
Occupancy and equipment	2,277	1,732	545	31.5%
Data processing expenses	496	431	65	15.1%
Direct loan expenses	199	182	17	9.3%
Insurance and surety bond premiums	128	83	45	54.2%
Office supplies, telephone and postage	312	271	41	15.1%
Professional fees	1,336	733	603	82.3%
Marketing and promotional expenses	145	47	98	208.5%
Directors fees	69	73	(4)	(5.5%)
Regulatory dues	56	47	9	19.1%
Other operating expenses	772	632	140	22.2%
Total noninterest expense	$10,435	$8,707	$1,728	19.8%

Income Tax Provision (Benefit). The Company had an income tax benefit of $40,000 for the three months ended June 30, 2020 and incurred an income tax expense of $373,000 for the three months ended June 30, 2019, resulting in effective tax rates of 6.5% and 28.2%, respectively.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table presents the results of operations for the periods indicated:

	For the Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$25,423	$24,796	$627	2.5%
Interest expense	5,978	5,990	(12)	(0.2%)
Net interest income	19,445	18,806	639	3.4%
Provision for loan losses	1,417	149	1,268	851.0%
Net interest income after provision for loan losses	18,028	18,657	(629)	(3.4%)
Noninterest income	1,196	1,439	(243)	(16.9%)
Noninterest expense	21,257	17,798	3,459	19.4%
Income (loss) before income taxes	(2,033)	2,298	(4,331)	(188.5%)
Provision (benefit) for income taxes	(249)	680	(929)	(136.6%)
Net income (loss)	$(1,784)	$1,618	$(3,402)	(210.3%)
Earnings (loss) per share for the period
Basic	$(0.11)	$0.09	$(0.20)	(222.2%)
Diluted	$(0.11)	$0.09	$(0.20)	(222.2%)

General. The $1.8 million net loss for the six months ended June 30, 2020 compared to $1.6 million in net income for the six months ended June 30, 2019 reflects a $3.5 million, or 19.4%, increase in noninterest expense, a $1.3 million increase in provision for loan losses and a $243,000, or 16.9%, decrease in noninterest income offset by a $929,000, or 136.6%, decrease in provision for income taxes, a $627,000, or 2.5%, increase in interest and dividend income, and a $12,000, or 0.2%, decrease in interest expense. Basic and diluted loss per share for the six months ended June 30, 2020, was ($0.11) compared to a basic and diluted earnings per share of $0.09 for the six months ended June 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $627,000 or 2.5%, to $25.4 million for the six months ended June 30, 2020 from $24.8 million for the six months ended June 30, 2019. The increase was due primarily to a $789,000, or 3.3%, increase in interest on loans, which is the Bank’s primary source of interest income, offset by a decrease of $162,000, or 25.3%, in interest on deposits due from banks and available-for-sale securities and dividend on FHLBNY stock. Average balance of loans increased $67.4 million, or 7.2%, to $999.8 million for the six months ended June 30, 2020 from $932.3 million for the six months ended June 30, 2019. The increase in interest income on loans was driven by increases of $548,000 in construction and land, $330,000 in multifamily residential, $175,000 in nonresidential properties and $9,000 in consumer loans. The increase was offset by decreases of $149,000 in 1-4 family residential mortgage loans and $124,000 in business loans. The average yield on loans decreased 20 basis points to 5.02% for the six months ended June 30, 2020 from 5.22% for the six months ended June 30, 2019.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$9,990	$10,139	$(149)	(1.5%)
Multifamily residential	6,240	5,910	330	5.6%
Nonresidential properties	4,919	4,744	175	3.7%
Construction and land	3,369	2,821	548	19.4%
Business loans	374	498	(124)	(24.9%)
Consumer loans	52	43	9	20.9%
Total interest income on loans receivable	$24,944	$24,155	$789	3.3%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock decreased $162,000, or 25.3%, to $479,000 for the six months ended June 30, 2020 from $641,000 for the six months ended June 30, 2019. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $6.9 million, or 10.8%, to $71.0 million for the six months ended June 30, 2020 from $64.1 million for the six months ended June 30, 2019. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock decreased 66 basis points to 1.36% for the six months ended June 30, 2020  from 2.02% for the six months ended June 30, 2019.

The following table presents interest and dividend income on deposits due from banks, available-for-sales securities and FHLBNY stock for the periods indicated:

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$69	$381	$(312)	(81.9%)
Interest on available-for-sale securities	229	163	66	40.5%
Dividend on FHLBNY stock	181	97	84	86.6%
Total interest and dividend	$479	$641	$(162)	(25.3%)

Interest Expense. Interest expense essentially remained unchanged at $6.0 million for the six months ended June 30, 2020 and the six months ended June 30, 2019. Interest expense on certificates of deposit decreased $303,000, or 7.8%, to $3.6 million for the six months ended June 30, 2020 from $3.9 million for the six months ended June 30, 2019. The average balance on certificates of deposit decreased $45.2 million, or 10.7%, to $377.4 million for the six months ended June 30, 2020 from $422.6 million for the six months ended June 30, 2019, and the average rate paid on certificates of deposit increased 6 basis points to 1.90% for the six months ended June 30, 2020 from 1.84% for the six months ended June 30, 2019.

Interest expense on money market accounts decreased $244,000, or 18.5% to $1.1 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019. The average balance of money market accounts increased $64.7 million, or 56.8%, to $178.6 million for the six months ended June 30, 2020 from $113.9 million for the six months ended June 30, 2019, while the average rate paid on money market accounts decreased 112 basis points to 1.21% for the six months ended June 30, 2020 from 2.33% for the six months ended June 30, 2019.

Interest expense on borrowings increased $517,000, or 76.3%, to $1.2 million for the six months ended June 30, 2020 from $678,000 for the six months ended June 30, 2019. The average balance on borrowings increased $62.6 million, or 120.3%, to $114.6 million for the six months ended June 30, 2020 from $52.0 million for the six months ended June 30, 2019, and the average rate the Bank paid on borrowings decreased 53 basis points to 2.10% for the six months ended June 30, 2020 from 2.63% for the six months ended June 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$3,557	$3,860	$(303)	(7.8%)
Money market	1,075	1,319	(244)	(18.5%)
Savings	72	79	(7)	(8.9%)
NOW/IOLA	77	52	25	48.1%
Advance payments by borrowers	2	2	—	0.0%
Borrowings	1,195	678	517	76.3%
Total interest expense	$5,978	$5,990	$(12)	(0.2%)

Net Interest Income. Net interest income increased $639,000, or 3.4%, to $19.4 million for the six months ended June 30, 2020 from $18.8 million for the six months ended June 30, 2019, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities. Average net interest-earning assets decreased by $3.5 million, or 1.4%, to $246.9 million for the six months ended June 30, 2020 from $250.4 million for the six months ended June 30, 2019, due primarily to increases of $64.7 million in average money market accounts and $62.6 million in average borrowings offset by an increase of $67.4 million in average loans, mainly due to an increase of $15.1 million in average PPP loans, and decreases of $45.2 million in average certificates of deposit and $6.6 million in average savings deposit accounts. The net interest rate spread decreased by 9 basis points to 3.31% for the six months ended June 30, 2020 from 3.40% for the six months ended June 30, 2019, and the net interest margin decreased by 16 basis points to 3.65% for the six months ended June 30, 2020 from 3.81% six months ended June 30, 2019.

Management continued in the first half of 2020 to deploy various asset and liability management strategies to manage the Bank’s risk of interest rate fluctuations. Net interest margin decreased 16 basis point in the first half of 2020, to 3.65% from 3.81% in the first half of 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. Further, on March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points due to the onset of the COVID-19 pandemic. These March 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. As a result of these rate cuts and in the event that short-term interest rates were to be cut further in 2020 or beyond, the Bank’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which these cuts would impact the Bank’s yields on its earning assets.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the six months ended June 30, 2020 of $1.3 million as compared to $149,000 for the six months ended June 30, 2019. The increase in provision for loan losses is a direct result of the impact of the COVID-19 pandemic on our borrowers. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The increase of $1.4 million in provision of loan losses was primarily driven by increases of $992,000 in multifamily residential, $602,000 in 1-4 family investor owned residential mortgage, $234,000 in nonresidential properties, and $167,000 in 1-4 family owner-occupied residential mortgage, offset by decreases of $715,000 in business loans and $14,000 in construction and land. The allowance for loan losses was $13.8 million, or 1.27% of total loans, at June 30, 2020, compared to $12.3 million, or 1.28% of total loans, at December 31, 2019. Excluding $83.6 million in PPP loans, the allowance for loan losses would have been 1.38% of total loans as of June 30, 2020.

Non-interest Income. Total non-interest income decreased $243,000, or 16.9% to $1.2 million for the six months ended June 30, 2020 from $1.4 million from the six months ended June 30, 2019. The decrease in non-interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to decreases of $269,000 in late and prepayment charges related to mortgage loans, $65,000 in service charges and fees and $61,000 in brokerage commissions, offset by an increase of $152,000 in other non-interest income, which is primarily related to fees earned on PPP loans.

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$393	$458	$(65)	(14.2%)
Brokerage commissions	72	133	(61)	(45.9%)
Late and prepayment charges	132	401	(269)	(67.1%)
Other	599	447	152	34.0%
Total noninterest income	$1,196	$1,439	$(243)	(16.9%)

Non-interest Expense. Total non-interest expense increased $3.5 million, or 19.4%, to $21.3 million for the six months ended June 30, 2020, compared to $17.8 million for the six months ended June 30, 2019. The increase in noninterest expense was attributable to increases of $1.7 million in professional fees, $651,000 in occupancy and equipment expense due to new software licenses, $306,000 in marketing and promotional expenses, $263,000 in other operating expenses, $179,000 in data processing expenses as a result of system enhancements and implementation charges related to software upgrades, $163,000 in compensation and benefits, $83,000 in insurance and surety bond premiums, $73,000 in direct loan expenses and $40,000 in office supplies, telephone and postage, offset by a decrease of $18,000 in directors fees. The increase of $1.7 million in professional fees from prior year period is a result of increases in consulting fees of $889,000, professional services of $618,000 related to the document imaging project adopted in late 2019, professional services of $146,000 related to internal audit and $33,000 related to our annual report.

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,653	$9,490	$163	1.7%
Occupancy and equipment	4,294	3,643	651	17.9%
Data processing	963	784	179	22.8%
Direct loan expense	411	338	73	21.6%
Insurance and surety bond premiums	249	166	83	50.0%
Office supplies, telephone and postage	628	588	40	6.8%
Professional fees	2,963	1,243	1,720	138.4%
Marketing and promotional expenses	379	73	306	419.2%
Directors fees	138	156	(18)	(11.5%)
Regulatory dues	102	103	(1)	(1.0%)
Other operating expenses	1,477	1,214	263	21.7%
Total noninterest expense	$21,257	$17,798	$3,459	19.4%
Income Tax Provision (Benefit). The Company had an income tax benefit of $249,000 for the six months ended June 30, 2020 and incurred an income tax expense of $680,000 for the six months ended June 30, 2019, resulting in effective tax rates of 12.2% and 29.6%, respectively.

Average Balance Sheets

The following tables set forth average outstanding balances, average yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average balances are derived from average daily balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,024,019	$12,162	4.78%	$928,806	$12,060	5.21%
Available-for-sale securities	16,750	146	3.50%	22,127	76	1.38%
Other (3)	68,900	85	0.50%	48,512	278	2.30%
Total interest-earning assets	1,109,669	12,393	4.49%	999,445	12,414	4.98%
Non-interest-earning assets	65,829			35,130
Total assets	$1,175,498			$1,034,575
Interest-bearing liabilities:
NOW/IOLA	$29,692	$38	0.51%	$25,306	$26	0.41%
Money market	196,707	458	0.94%	140,239	755	2.16%
Savings	117,166	37	0.13%	121,423	39	0.13%
Certificates of deposit	375,708	1,730	1.85%	400,317	1,904	1.91%
Total deposits	719,273	2,263	1.27%	687,285	2,724	1.59%
Advance payments by borrowers	8,947	1	0.04%	9,566	1	0.04%
Borrowings	120,647	608	2.03%	53,474	345	2.59%
Total interest-bearing liabilities	848,867	2,872	1.36%	750,325	3,070	1.64%
Non-interest-bearing liabilities:
Non-interest-bearing demand	165,161	—		112,069	—
Other non-interest-bearing liabilities	5,165	—		3,819	—
Total non-interest-bearing liabilities	170,326	—		115,888	—
Total liabilities	1,019,193	2,872		866,213	3,070
Total equity	156,305			168,362
Total liabilities and total equity	$1,175,498		1.36%	$1,034,575		1.64%
Net interest income		$9,521			$9,344
Net interest rate spread (4)			3.13%			3.34%
Net interest-earning assets (5)	$260,802			$249,120
Net interest margin (6)			3.45%			3.75%
Average interest-earning assets to interest-bearing liabilities			130.72%			133.20%

(1)	Annualized where appropriate.

(2) Loans include loans and loans held for sale.

(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$999,758	$24,944	5.02%	$932,323	$24,155	5.22%
Available-for-sale securities	17,484	229	2.63%	22,954	163	1.43%
Other (3)	53,560	250	0.93%	41,155	478	2.34%
Total interest-earning assets	1,070,802	25,423	4.77%	996,432	24,796	5.02%
Non-interest-earning assets	51,647			34,785
Total assets	$1,122,449			$1,031,217
Interest-bearing liabilities:
NOW/IOLA	$29,359	$77	0.53%	$26,848	$53	0.40%
Money market	178,589	1,075	1.21%	113,893	1,318	2.33%
Savings	115,438	72	0.13%	121,988	79	0.13%
Certificates of deposit	377,431	3,557	1.90%	422,638	3,860	1.84%
Total deposits	700,817	4,781	1.37%	685,367	5,310	1.56%
Advance payments by borrowers	8,464	2	0.05%	8,643	2	0.05%
Borrowings	114,643	1,195	2.10%	52,030	678	2.63%
Total interest-bearing liabilities	823,924	5,978	1.46%	746,040	5,990	1.62%
Non-interest-bearing liabilities:
Non-interest-bearing demand	136,903	—		111,360	—
Other non-interest-bearing liabilities	4,065	—		4,434	—
Total non-interest-bearing liabilities	140,968	—		115,794	—
Total liabilities	964,892	5,978		861,834	5,990
Total equity	157,557			169,383
Total liabilities and total equity	$1,122,449		1.46%	$1,031,217		1.62%
Net interest income		$19,445			$18,806
Net interest rate spread(4)			3.31%			3.40%
Net interest-earning assets (5)	$246,878			$250,392
Net interest margin (6)			3.65%			3.81%
Average interest-earning assets to interest-bearing liabilities			129.96%			133.56%

(1)	Annualized where appropriate.

(2) Loans include loans and loans held for sale.

(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans (1)	$4,518	$(4,416)	$102	$2,860	$(2,071)	$789
Available-for-sale securities	(285)	355	70	(144)	210	66
Other	1,049	(1,242)	(193)	524	(752)	(228)
Total interest-earning assets	5,282	(5,303)	(21)	3,240	(2,613)	627
Interest-bearing liabilities:
NOW/IOLA	(18)	30	12	(14)	38	24
Money market	2,109	(2,406)	(297)	1,763	(2,006)	(243)
Savings	—	(2)	(2)	(1)	(6)	(7)
Certificates of deposit	35	(209)	(174)	(505)	202	(303)
Total deposits	2,126	(2,587)	(461)	1,243	(1,772)	(529)
Borrowings	940	(677)	263	1,126	(609)	517
Total interest-bearing liabilities	3,066	(3,264)	(198)	2,369	(2,381)	(12)
Change in net interest income	$2,216	$(2,039)	$177	$871	$(232)	$639
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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of June 30, 2020, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$35,631	(6.55%)
+300	36,901	(3.22%)
+200	37,766	(0.95%)
+100	38,197	0.18%
Level	38,128	0.00%
-100	37,333	(2.09%)
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At June 30, 2020, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2020, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$120,963	$(19,230)	(13.72%)	10.51%	1,372
+300	127,744	(12,449)	(8.88%)	10.91%	888
+200	133,578	(6,615)	(4.72%)	11.21%	472
+100	138,148	(2,045)	(1.46%)	11.40%	146
Level	140,193	—	0.00%	11.37%	—
-100	150,792	10,599	7.56%	12.03%	756
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At June 30, 2020, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The following table sets forth the Bank’s interest-earning assets and the Bank’s interest-bearing liabilities at June 30, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2020
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$60,756	$60,756	$60,756	$60,756	$60,756	$60,756	$60,756	$15,875	$76,631
Available-for-sale securities	654	950	1,504	5,567	7,301	13,655	13,655	145	13,800
Net loans (includes LHFS)	130,331	195,645	313,453	595,695	1,034,152	1,075,369	1,075,369	(1,922)	1,073,447
FHLBNY stock	6,422	6,422	6,422	6,422	6,422	6,422	6,422	—	6,422
Other assets	—	—	—	—	—	—	—	49,931	49,931
Total	$198,163	$263,773	$382,135	$668,440	$1,108,631	$1,156,202	$1,156,202	$64,029	$1,220,231
Liabilities:
Non-maturity deposits	$389,753	$389,753	$389,753	$389,753	$389,753	$389,753	$389,753	$170,976	$560,729
Certificates of deposit	52,892	111,381	219,639	309,127	371,491	375,490	375,490	—	375,490
Other liabilities	—	6,629	8,029	58,909	117,284	117,284	117,284	11,729	129,013
Total liabilities	442,645	507,763	617,421	757,789	878,528	882,527	882,527	182,705	1,065,232
Capital	—	—	—	—	—	—	—	154,999	154,999
Total liabilities and capital	$442,645	$507,763	$617,421	$757,789	$878,528	$882,527	$882,527	$337,704	$1,220,231
Asset/liability gap	$(244,482)	$(243,990)	$(235,286)	$(89,349)	$230,103	$273,675	$273,675
Gap/assets ratio	44.77%	51.95%	61.89%	88.21%	126.19%	131.01%	131.01%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At June 30, 2020 and December 31, 2019, the Bank had $117.3 million and $104.4 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through a standby letter of credit of $3.4 million, and $3.5 million, respectively. At June 30, 2020, there was eligible collateral of approximately $318.9 million in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was $0 million outstanding at June 30, 2020 and December 31, 2019. The Bank did not have any securities sold under repurchase agreements with brokers as of June 30, 2020 and December 31, 2019.

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

Net cash (used in) provided by operating activities was $(3.9 million) and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, purchases of new securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(111.5 million) and $(14.5 million) for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by (used in) financing activities, consisting of activities in deposit accounts and advances, was $164.4 million and $(4.1 million) for the six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020 and December 31, 2019, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at June 30, 2020 and December 31, 2019. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent the Bank’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2020 and December 31, 2019, the Bank had outstanding commitments to originate loans and extend credit of $110.4 million and $96.1 million, respectively. It is anticipated that the Bank will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2020 totaled $219.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, the Bank may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2020, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) filed with the SEC on March 17, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	—
May 1, 2020 -May 31, 2020	—	$—	—	—
June 1, 2020 - June 30, 2020	65,449	$10.42	65,449	799,538
Total	65,449	$10.42

The Company repurchased 65,449 shares and 216,843 shares of its common stock at an aggregate cost of $682,000 and $2.7 million during the three and six months ended June 30, 2020, respectively.

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was permitted to repurchase up to 923,151 shares of its common stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was permitted to repurchase up to 878,835 shares of its common stock, or approximately 5% of the Company’s then current issued and outstanding common shares. The second repurchase program was terminated on March 27, 2020. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was permitted to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire no later than November 30, 2020.

As of June 30, 2020, the Company had repurchased a total of 1,318,872 shares under the repurchase programs at a weighted average price of $13.99 per share, which were reported as treasury stock. Of the 1,318,872 shares of treasury stock, 90,135 shares have been granted to directors and executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2019. As of June 30, 2020, 1,228,737 shares are reported as treasury stock in the Company’s consolidated statement of financial condition.

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

Company Name

Date: August 7, 2020	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 7, 2020	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer