Form 10-Q
period 2020-09-30
PDL Community Bancorp
filed 2020-11-12
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 17,074,560 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2020 and December 31, 2019

(Dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks (Note 3):
Cash	$14,302	$6,762
Interest-bearing deposits in banks	61,790	20,915
Total cash and cash equivalents	76,092	27,677
Available-for-sale securities, at fair value (Note 4)	14,512	21,504
Placements with banks	2,739	—
Mortgage loans held for sale, at fair value	13,100	1,030
Loans receivable, net (Note 5)	1,108,956	955,737
Accrued interest receivable	9,995	3,982
Premises and equipment, net (Note 6)	32,113	32,746
Federal Home Loan Bank of New York stock (FHLBNY), at cost	6,414	5,735
Deferred tax assets (Note 9)	3,586	3,724
Other assets	9,844	1,621
Total assets	$1,277,351	$1,053,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$973,244	$782,043
Accrued interest payable	58	97
Advance payments by borrowers for taxes and insurance	7,739	6,348
Advances from the Federal Home Loan Bank of New York and others (Note 8)	117,283	104,404
Warehouse lines of credit (Note 8)	9,065	—
Mortgage loan fundings payable (Note 8)	1,457	—
Other liabilities	10,131	2,462
Total liabilities	1,118,977	895,354
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,116,349 shares outstanding as of September 30, 2020 and 18,463,028 shares issued and 17,451,134 shares outstanding as of December 31, 2019	185	185
Treasury stock, at cost; 1,346,679 shares as of September 30, 2020 and 1,011,894 shares as of December 31, 2019 (Note 10)	(18,281)	(14,478)
Additional paid-in-capital	85,817	84,777
Retained earnings	95,913	93,688
Accumulated other comprehensive income (Note 15)	168	20
Unearned compensation ─ ESOP; 542,812 shares as of September 30, 2020 and 579,001 shares as of December 31, 2019 (Note 10)	(5,428)	(5,790)
Total stockholders' equity	158,374	158,402
Total liabilities and stockholders' equity	$1,277,351	$1,053,756

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Unaudited)

Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest on loans receivable	$13,375	$12,663	$38,319	$36,818
Interest on deposits due from banks	5	117	74	498
Interest and dividend on available-for-sale securities and FHLBNY stock	223	173	633	433
Total interest and dividend income	13,603	12,953	39,026	37,749
Interest expense:
Interest on certificates of deposit	1,597	1,896	5,154	5,756
Interest on other deposits	500	759	1,726	2,211
Interest on borrowings	655	533	1,850	1,211
Total interest expense	2,752	3,188	8,730	9,178
Net interest income	10,851	9,765	30,296	28,571
Provision for loan losses (Note 5)	620	14	2,037	163
Net interest income after provision for loan losses	10,231	9,751	28,259	28,408
Non-interest income:
Service charges and fees	236	247	629	705
Brokerage commissions	447	36	519	169
Late and prepayment charges	145	150	277	551
Gain on sale of mortgage loans	1,372	—	1,372	—
Loan origination	269	—	269	—
Gain on sale of real property	4,412	—	4,412	—
Other	371	146	970	593
Total non-interest income	7,252	579	8,448	2,018
Non-interest expense:
Compensation and benefits	5,554	4,667	15,207	14,157
Occupancy and equipment	2,584	1,943	6,878	5,586
Data processing expenses	596	398	1,559	1,182
Direct loan expenses	437	183	848	521
Insurance and surety bond premiums	138	146	387	312
Office supplies, telephone and postage	386	281	1,014	869
Professional fees	1,553	956	4,516	2,199
Marketing and promotional expenses	127	46	506	119
Directors fees	69	69	207	225
Regulatory dues	49	70	151	173
Other operating expenses	834	575	2,311	1,789
Total non-interest expense	12,327	9,334	33,584	27,132
Income before income taxes	5,156	996	3,123	3,294
Provision for income taxes (Note 9)	1,147	287	898	967
Net income	$4,009	$709	$2,225	$2,327
Earnings per share for the period (Note 11)
Basic	$0.24	$0.04	$0.13	$0.13
Diluted	$0.24	$0.04	$0.13	$0.13

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$4,009	$709	$2,225	$2,327
Net change in unrealized gains on available-for-sale securities :
Unrealized gains	23	24	188	354
Income tax effect	(5)	(5)	(40)	(75)
Unrealized gains on securities, net of tax	18	19	148	279
Pension benefit liability adjustment:
Net loss	—	(32)	—	(115)
Income tax effect	—	7	—	24
Pension liability adjustment, net of tax	—	(25)	—	(91)
Total other comprehensive income, net of tax	18	(6)	148	188
Total comprehensive income	$4,027	$703	$2,373	$2,515

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net income	—	—	—	—	2,327	—	—	2,327
Other comprehensive loss, net of tax	—	—	—	—	—	188	—	188
Treasury stock	(886,325)		(12,663)					(12,663)
ESOP shares committed to be released (36,189 shares)	—	—	—	168	—	—	362	530
Restricted stock awards				923				923
Stock options				77				77
Balance, September 30, 2019	17,576,703	$185	$(12,663)	$85,749	$101,140	$(7,947)	$(5,910)	$160,554

Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net income	—	—	—		2,225	—	—	2,225
Other comprehensive income, net of tax	—	—	—	—	—	148	—	148
Treasury stock	(334,785)	—	(3,803)	—	—	—	—	(3,803)
ESOP shares committed to be released (36,189 shares)	—	—	—	(9)	—	—	362	353
Restricted stock awards	—	—	—	956	—	—	—	956
Stock options	—	—	—	93	—	—	—	93
Balance, September 30, 2020	17,116,349	$185	$(18,281)	$85,817	$95,913	$168	$(5,428)	$158,374

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$2,225	$2,327
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(7)	42
Loss on sale of loans	62	114
Gain on sale of real property	(4,412)	—
Gain on derivatives	(58)	—
Provision for loan losses	2,037	163
Depreciation and amortization	1,878	1,626
ESOP compensation	402	574
Share-based compensation expense	1,049	999
Deferred income taxes	131	(166)
Changes in assets and liabilities:
Increase in loans held for sale	(1,521)	(1,030)
Increase in accrued interest receivable	(6,013)	(98)
(Increase) decrease in other assets	(7,393)	12
(Decrease) increase in accrued interest payable	(39)	18
Increase in advance payments by borrowers	1,391	1,743
Increase in loan funding payable	220	—
Increase (decrease) in other liabilities	7,415	(1,301)
Net cash (used in) provided by operating activities	(2,633)	5,023
Cash Flows From Investing Activities:
Business acquisition, net of cash acquired	(1,005)	—
Proceeds from redemption of FHLBNY stock	4,378	6,795
Purchases of FHLBNY Stock	(5,057)	(12,539)
Purchases of available-for-sale securities	(10,113)	(30,000)
Proceeds from maturities, calls and principal repayments on available-for-sale securities	17,288	5,491
Placements with banks	(2,739)	—
Proceeds from sales of loans	3,977	3,660
Net increase in loans	(159,295)	(32,946)
Proceeds from sale of real property	4,743	—
Purchases of premises and equipment	(1,336)	(3,296)
Net cash used in investing activities	(149,159)	(62,835)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	191,201	(51,913)
Repurchase of treasury stock	(3,803)	(12,663)
Proceeds from advances from FHLBNY	184,730	517,398
Repayments of advances from FHLBNY	(171,851)	(417,398)
Net advances on warehouse lines of credit	(70)	—
Net cash provided by financing activities	200,207	35,424
Net increase (decrease) in cash and cash equivalents	48,415	(22,388)
Cash and Cash Equivalents:
Beginning	27,677	69,778
Ending	$76,092	$47,390

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$8,769	$9,160
Cash paid for income taxes	$98	$888

Supplemental schedule of non-cash investing activities:
Acquisitions
Non-cash assets acquired:
Mortgage loans held for sale, at fair value	$10,549	$—
Premises and equipment, net	302	—
Other assets	772	—
Total non-cash assets acquired	11,623	—
Liabilities assumed:
Warehouse lines of credit	9,135	—
Mortgage loans funding payable	1,237
Other liabilities	246	—
Total liabilities assumed	10,618	—
Net non-cash assets acquired	1,005	—

Cash and cash equivalents acquired	750	—
Consideration paid	$1,755	$—

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries Ponce Bank (the “Bank”) and Mortgage World Bankers, Inc. (“Mortgage World”), and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries consist of PFS Service Corp., which owns some of the Bank’s real property, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Company is a financial holding company formed on September 19, 2017 in connection with the reorganization of the Bank into a mutual holding company structure. The Company is subject to the comprehensive regulation and examination by the Board of Governors of the Federal Reserve. The Company’s business is conducted through the administrative office and 19 mortgage and banking offices. The banking offices are located in New York City – the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches), Brooklyn (3 branches) and Union City (1 branch), New Jersey.  The mortgage offices are located in Nassau County, Queens (2) and Brooklyn, New York and Englewood Cliffs and Bergenfield, New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

The Bank is a federally chartered stock savings association headquartered in the Bronx, New York. It was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” Upon the completion of its reorganization into a mutual holding company structure, the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank. The Bank is a Minority Depository Institution, a Community Development Financial Institution, and a certified Small Business Administration lender. The Bank is subjected to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, mortgage-backed securities and Federal Home Loan Bank of New York (the “FHLBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

On July 10, 2020, the Company completed its acquisition of Mortgage World. Mortgage World is a mortgage banking entity subject to the comprehensive regulation and examination of the New York State Department of Financial Services. The primary business of Mortgage World is the taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors. Although Mortgage World is permitted to do business in various states (New York, New Jersey, Pennsylvania, Florida and Connecticut), it primarily operates in the New York City metropolitan area.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Risks and Uncertainties:

The COVID-19 pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience a significant number of cases of the COVID-19 pandemic. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including quarantines and travel bans. Businesses and schools have slowly reopened, but in some cases, schools have had to revert to remote teaching while some businesses, in particular restaurants, have had to scale back and/or adjust their opening plans. While the scope, duration, and full effects of the COVID-19 pandemic continues to evolve it continues to have a significantly adverse impact on the functioning of the global financial markets while increasing economic and market uncertainty.

The potential financial impact is still unknown at this time. However, if the pandemic continues for a sustained period of time, it may adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, loan portfolio, financial condition, and results of operations. During the nine months ended September 30, 2020, the provision for loan losses increased by $1,874 primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has on our local economy and our loan portfolio. Therefore, there is a reasonable probability that the Company’s allowance for loan losses estimation as of September 30, 2020 may change thereafter and could result in a material adverse change to the Company’s provision for loan losses, earnings and capital.

Summary of Significant Accounting Policies:

Use of Estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statement of financial condition, and revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of mortgage loans held for sale at fair value, the valuation of deferred tax assets and investment securities and the estimates relating to the valuation for share-based awards.

Interim Financial Statements: The interim consolidated financial statements at September 30, 2020, and for the three and nine months ended September 30, 2020  and 2019 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period.

Significant Group Concentrations of Credit Risk: Most of the Company's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and Mortgage World’s ability to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 4 addresses the types of securities that the Bank invests in. Notes 5 and 12 discuss the types of lending that the Bank engages in, and other concentrations.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks (including items in process of clearing). For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans originated by the Company, interest-bearing deposits in financial institutions, and deposits are reported net. Included in cash and cash equivalents are restricted cash from escrows and good faith deposits. Escrows consist of U.S. Department of Housing and Urban Development (“HUD”) upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers. Good faith deposits consist of deposits received from commercial loan customers for use in various disbursements relating to the closing of a commercial loan.

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

A loan is moved to nonaccrual status in accordance with the Company’s policy typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful. All nonaccrual loans are considered impaired loans.

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

Allowance for Loan Losses: The allowance for loan losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

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

Residential and Multifamily Mortgage Loans: Residential and multifamily mortgage loans are secured by first mortgages and are made with fixed and adjustable interest rates.  Fixed rate loans are primarily sold in the secondary markets while adjustable loans are generally held in portfolio. These loans are typically underwritten with loan-to-value ratios ranging from 65% to 90%. The primary risks involved in residential mortgages are the borrower’s loss of employment, or other significant event, that negatively impacts the source of repayment. Additionally, a serious decline in home values could jeopardize repayment in the event that the underlying collateral needs to be liquidated to pay-off the loan.

Nonresidential Mortgage Loans: Nonresidential mortgage loans are primarily secured by commercial buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. These loans are typically underwritten at no more than 75% loan-to-value ratio and held in portfolio. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of 10 to 15 years, and terms which provide that the interest rate is adjusted on a 5 year schedule.

Construction and Land Loans: Construction real estate loans consist of vacant land and property that is in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that government approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally are held in portfolio and have terms of six months to two years during the construction period with fixed rates or interest rates based on a designated index and generally have a conversion to permanent financing feature.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Business Loans: Business loans are loans for commercial, corporate and business purposes, including issuing letters of credit. These loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue. They possess greater risk than most other types of loans because the repayment capacity of the borrower may become inadequate. Business loans generally have terms of five  to seven years or less and interest rates that float in accordance with a designated published index. Substantially, all such loans are backed by the personal guarantees of the owners of the business. The Company’s portfolio of business loans consists largely of loans made pursuant to the U.S. Small Business Administration’s Paycheck Protection Program.

Consumer Loans: Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes and through the use of non-traditional underwriting methods by a fintech originator.

Mortgage Loans Held for Sale: Mortgage loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are primarily loans originated by Mortgage World and the Company intends to sell these loans on the secondary market. Mortgage loans held for sale at fair value are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in gain on sale of mortgage loans on the consolidated statements of income. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of income.

Bank loans held for sale are earmarked for investor purchase and are reported at the lower of cost or fair value as determined by investor bid prices. Sales of loans occur from time to time as part of strategic business or regulatory compliance initiatives. Loans held for sale are sold without recourse and servicing released. When a loan is transferred from portfolio to held-for-sale and the fair value is less than cost, a charge-off is recorded against the allowance for loan losses. Subsequent declines in fair value, if any, are charged against earnings.

COVID-19 Pandemic and the CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of the COVID-19 pandemic. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks  to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain of the COVID-19 pandemic related modifications. Further, on August 3, 2020, the Federal Financial Institutions Examination Council issued a Joint Statement on Additional Loan Accommodations related to COVID-19, to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods.

Under the CARES Act and related Interagency Statement, the Company may temporarily suspend its delinquency and nonperforming treatment for certain loans that have been granted a payment accommodation that facilitates borrowers' ability to work through the immediate impact of the pandemic. Borrowers who were current prior to becoming affected by the COVID-19 pandemic, then receive payment accommodations as a result of the effects of the COVID-19 pandemic and if all payments are current in accordance with the revised terms of the loan, generally would not be reported as past due. The Company has chosen to utilize this part of the CARES Act as it relates to delinquencies and nonperforming loans and will not report these loans as past due.

Under Section 4013 of the CARES Act, modifications of loan terms do not automatically result in TDRs and the Company generally does not need to categorize the COVID-19 pandemic-related modifications as TDRs. The Company may elect not to categorize loan modifications as TDRs if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. For all other loan modifications, the federal banking agencies have confirmed with staff of the Financial Accounting Standards Board ("FASB") that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Financial institutions accounting for eligible loans under Section 4013 are not required to apply ASC Subtopic 310-40 to the Section 4013 loans for the term of the loan modification. Financial institutions do not have to report Section 4013 loans as TDRs in regulatory reports, including this Form 10-Q. The Company has chosen to utilize this section of the CARES Act and will not report the COVID-19 pandemic related modifications as TDRs.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Under the CARES Act and related Interagency Statement, in regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the COVID-19 pandemic as past due because of the deferral. A loan's payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, this may result in no contractual payments being past due, and these loans are not considered past due during the period of the deferral. Each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to distressed borrowers should be reported as nonaccrual assets in regulatory reports. However, during the short-term arrangements, these loans generally should not be reported as nonaccrual. The Company has elected to follow this guidance of the CARES Act and will report loans that have been granted payment deferrals as current so long as they were current at the time the deferral was granted.

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

Related Party Transactions: Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 16 contains details regarding related party transactions.

Employee Benefit Plans: The Company maintains the Bank’s 401(k) Plan, an Employee Stock Ownership Plan, a Long-Term Incentive Plan that includes grants of restricted stock and stock options, and a Supplemental Executive Retirement Plan (the “SERP”).

401(k) Plan: The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income, which are both recognized as separate components of equity. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit pension plan that was terminated in 2019.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and the amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the operations and financial position of the Company.

Fair Value of Financial Instruments: Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Segment Reporting: Although management monitors the revenue streams of the various products and services, the identifiable segments and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregate in one reportable operating segment. However, as a result of the acquisition of Mortgage World, management will evaluate the revenue stream on a segment basis and will report on a segment basis commencing in 2021.

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

Earnings Per Share (“EPS”): Basic EPS represents net income attributable to common shareholders divided by the basic weighted average common shares outstanding. Diluted EPS is computed by dividing net income attributable to common shareholders by the basic weighted average common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. Basic weighted common shares outstanding is weighted average common shares outstanding less weighted average unallocated ESOP shares.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of September 30, 2020, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period with the exception of ASU 2016-13, which has not been implemented yet as discussed below.

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

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases 12 leased branches and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its seven leased branches.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).”  This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of the reference rate reform.  The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company believes this update will not have a material impact on the consolidated financial statements.

Note 2.Business Acquisition

On July 10, 2020, the Company completed its acquisition of 100 percent of the shares of common stock of Mortgage World. The shareholders of Mortgage World received total consideration of $1,755 in cash. The acquisition was accounted for using the acquisition method of accounting, and accordingly, assets acquired and liabilities assumed were recorded at preliminary estimated fair values as of the acquisition date. Mortgage World’s results of operations have been included in the Company’s Consolidated Statements of Income since July 10, 2020.

The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates, using information available at the date of the acquisition. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition. The Company did not recognize goodwill from the acquisition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 2.Business Acquisition (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Mortgage World:

Fair Value
Fair value of acquisition consideration	$1,755
Assets:
Cash and cash equivalents	750
Mortgage loans held for sale, at fair value	10,549
Premises and equipment, net	302
Other assets	772
Total assets	$12,373

Liabilities:
Warehouse lines of credit	$9,135
Mortgage loans fundings payable	1,237
Other liabilities	246
Total Liabilities	$10,618
Net assets	$1,755

Note 3.	Restrictions on Cash and Due from Banks

The Bank was previously required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $11,894 and $5,935 in cash to cover its minimum reserve requirement of $0 and $4,927 at September 30, 2020, and December 31, 2019, respectively. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Cash and cash equivalents include Mortgage World restricted cash which consists of escrows due to HUD for upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers and good faith deposits received from commercial loan customers relating to the closing of a commercial loan. As of September 30, 2020, the total amount of restricted cash was $63 and were reflected on the consolidated statements of financial condition.

Note 4.	Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$—	$—	$—	$—
Corporate Bonds	10,122	111	—	10,233
Mortgage-Backed Securities:
FNMA Certificates	3,925	56	—	3,981
GNMA Certificates	289	9	—	298
Total	$14,336	$176	$—	$14,512

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Available-for-Sale Securities (Continued)

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government and Federal Agencies	$16,373	$—	$(19)	$16,354
Corporate Bonds	—	—	—	—
Mortgage-Backed Securities:
FNMA Certificates	4,680	—	(21)	4,659
GNMA Certificates	482	9	—	491
Total	$21,535	$9	$(40)	$21,504

There were no securities classified as held-to-maturity as of September 30, 2020 and December 31, 2019. There were no sale of available-for-sale securities during the nine months ended September 30, 2020 and 2019. A total of $17,288 available-for-sale securities matured and/or were called during the nine months ended September 30, 2020. The Company purchased $10,113 of available-for-sale securities during the nine months ended September 30, 2020.

There were no securities in an unrealized loss position at September 30, 2020.

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2019:

	December 31, 2019
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and Federal Agencies	$—	$—	$16,354	$(19)	$16,354	$(19)
Mortgage-Backed
FNMA Certificates	—	—	4,659	(21)	4,659	(21)
Total	$—	$—	$21,013	$(40)	$21,013	$(40)

The Company’s investment portfolio had 7 and 10 available-for-sale securities at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had 0 and 9 available-for-sale securities, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2020 and December 31, 2019 and determined that they are not other than temporarily impaired because the unrealized losses in those securities (if any) relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

The following is a summary of maturities of securities at September 30, 2020 and December 31, 2019. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 4.Available-for-Sale Securities (Continued)

	September 30, 2020
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,647	2,736
More than five years	7,475	7,497
	10,122	10,233
Mortgage-Backed Securities	4,214	4,279
Total	$14,336	$14,512

	December 31, 2019
	Available-for-Sale
	Amortized	Fair
	Cost	Value
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$2,000	$2,000
After three months through one year	14,373	14,354
After one year through five years	—	—
	16,373	16,354
Mortgage-Backed Securities	5,162	5,150
Total	$21,535	$21,504

There were no securities pledged at September 30, 2020 and December 31, 2019.

Note 5.	Loans Receivable and Allowance for Loan Losses

Loans receivable (excluding mortgage loans held for sale, at fair value) at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
Mortgage loans:
1-4 Family residential
Investor-Owned	$320,438	$305,272
Owner-Occupied	93,340	91,943
Multifamily residential	284,775	250,239
Nonresidential properties	217,771	207,225
Construction and land	99,721	99,309
Nonmortgage loans:
Business loans (1)	96,700	10,877
Consumer loans (2)	9,806	1,231
	1,122,551	966,096
Net deferred loan origination costs	786	1,970
Allowance for loan losses	(14,381)	(12,329)
Loans receivable, net	$1,108,956	$955,737

(1)	As of September 30, 2020, business loans include $86,165 of Paycheck Protection Program (“PPP”) loans.
(2)

As of September 30, 2020, consumer loans include $8,668 related to Grain Technologies, LLC. Refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further discussion on Grain Technologies, LLC.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The Company’s lending activities are conducted principally in metropolitan New York City area and to a lesser extent in Florida, California and Pennsylvania. The Company primarily grants loans secured by real estate to individuals and businesses pursuant to an established credit policy applicable to each type of lending activity in which it engages. Although collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrowers’ ability to generate continuing cash flows. The Company also evaluates the collateral and creditworthiness of each customer. The credit policy provides that depending on the borrowers’ creditworthiness and type of collateral, credit may be extended up to predetermined percentages of the market value of the collateral or on an unsecured basis. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

As of September 30, 2020, the Company had received U.S. Small Business Administration (“SBA”) approval for over 1,000 PPP applications of which it made 985 loans totaling $86,165. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances and are 100% guaranteed by the SBA. PPP loans have either a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at an annual rate of 1%.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present credit risk ratings by loan segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$403,062	$277,822	$212,699	$83,149	$96,700	$9,806	$1,083,238
Special mention	2,350	—	—	16,572	—	—	18,922
Substandard	8,366	6,953	5,072	—	—	—	20,391
Total	$413,778	$284,775	$217,771	$99,721	$96,700	$9,806	$1,122,551

	December 31, 2019
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$386,022	$249,066	$202,761	$75,997	$10,877	$1,231	$925,954
Special mention	2,412	—	—	14,943	—	—	17,355
Substandard	8,781	1,173	4,464	8,369	—	—	22,787
Total	$397,215	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

An aging analysis of loans, as of September 30, 2020 and December 31, 2019, is as follows:

	September 30, 2020
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$318,955	$—	$—	$1,483	$320,438	$1,936	$—
Owner-Occupied	90,381	—	1,509	1,450	93,340	3,269	—
Multifamily residential	284,555	—	10	210	284,775	210	—
Nonresidential properties	214,499	—	—	3,272	217,771	4,447	—
Construction and land	99,721	—	—	—	99,721	—	—
Nonmortgage loans:
Business	96,680	20	—	—	96,700	—	—
Consumer	9,806	—	—	—	9,806	—	—
Total	$1,114,597	$20	$1,519	$6,415	$1,122,551	$9,862	$—

	December 31, 2019
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgage loans:
1-4 Family residential
Investor-Owned	$300,324	$3,866	$—	$1,082	$305,272	$1,749	$—
Owner-Occupied	87,243	3,405	—	1,295	91,943	3,500	—
Multifamily residential	246,318	3,921	—	—	250,239	—	—
Nonresidential properties	203,514	3	—	3,708	207,225	4,201	—
Construction and land	99,309	—	—	—	99,309	1,118	—
Nonmortgage loans:
Business	10,877	—	—	—	10,877	—	—
Consumer	1,231	—	—	—	1,231	—	—
Total	$948,816	$11,195	$—	$6,085	$966,096	$10,568	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of September 30, 2020 and 2019, and December 31, 2019:

	For the Nine Months Ended September 30, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowance for loan losses:
Balance, beginning of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	353	134	1,024	330	(63)	182	77	2,037
Losses charged-off	—	—	—	—	—		(6)	(6)
Recoveries	—	—	—	4	—	17	—	21
Balance, end of period	$3,856	$1,201	$4,889	$2,183	$1,719	$453	$80	$14,381
Ending balance: individually evaluated for impairment	$121	$137	$—	$37	$—	$—	$—	$295
Ending balance: collectively evaluated for impairment	3,735	1,064	4,889	2,146	1,719	453	80	14,086
Total	$3,856	$1,201	$4,889	$2,183	$1,719	$453	$80	$14,381
Loans:
Ending balance: individually evaluated for impairment	$6,412	$5,442	$210	$5,245	$—	$—	$—	$17,309
Ending balance: collectively evaluated for impairment	314,026	87,898	284,565	212,526	99,721	96,700	9,806	1,105,242
Total	$320,438	$93,340	$284,775	$217,771	$99,721	$96,700	$9,806	$1,122,551

	For the Three Months Ended September 30, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowance for loan losses:
Balance, beginning of period	$3,857	$1,194	$4,741	$2,085	$1,670	$204	$10	$13,761
Provision charged to expense	(1)	7	148	98	49	245	74	620
Losses charged-off	—	—	—	—	—	—	(4)	(4)
Recoveries	—	—	—	—	—	4	—	4
Balance, end of period	$3,856	$1,201	$4,889	$2,183	$1,719	$453	$80	$14,381

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

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

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Nine Months Ended September 30, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$12,715	$9,688	$2,166	$11,854	$257	$12,190	$146
Multifamily residential	207	210	—	210	—	44	—
Nonresidential properties	5,639	4,873	372	5,245	38	5,369	54
Construction and land	—	—	—	—	—	751	—
Nonmortgage loans:
Business	—	—	—	—	—	17	—
Consumer	—	—	—	—	—	—	—
Total	$18,561	$14,771	$2,538	$17,309	$295	$18,371	$200

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Nine Months Ended September 30, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$13,686	$8,460	$4,187	$12,647	$424	$13,084	$263
Multifamily residential	—	—	—	—	—	7	—
Nonresidential properties	5,211	4,724	379	5,103	32	3,676	85
Construction and land	1,615	1,303	—	1,303	—	1,238	4
Nonmortgage loans:
Business	38	—	35	35	33	232	5
Consumer	—	—	—	—	—	1	—
Total	$20,550	$14,487	$4,601	$19,088	$489	$18,238	$357

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
Mortgage loans:
1-4 Family residential	$13,566	$8,390	$4,155	$12,545	$414	$12,995	$361
Multifamily residential	—	—	—	—	—	6	—
Nonresidential properties	5,640	5,173	375	5,548	31	3,988	121
Construction and land	1,465	1,125	—	1,125	—	1,219	6
Nonmortgage loans:
Business	16	—	14	14	14	195	—
Consumer	—	—	—	—	—	1	—
Total	$20,687	$14,688	$4,544	$19,232	$459	$18,404	$488

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the nine months ended September 30, 2020, there were no loans restructured as a troubled debt restructuring and as of and for the year ended December 31, 2019, there was one loan restructured as a troubled debt restructuring.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Nine Months Ended September 30, 2020			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	—	$—
Total	—	$—	$—	—	$—
Combination of rate, maturity, other	—	$—	$—	—	$—
Total	—	$—	$—	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$275	$283	—	$—
Total	1	$275	$283	—	$—
Combination of rate, maturity, other	1	$275	$283	—	$—
Total	1	$275	$283	—	$—

At September 30, 2020, there were 32 troubled debt restructured loans totaling $9,781 of which $6,683 are on accrual status. At December 31, 2019, there were 36 troubled debt restructured loans totaling $12,204 of which $8,601 are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $295 and $459 at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, there was one loan in the amount of $1,030 held for sale related to the Bank. At September 30, 2020, 29 loans related to Mortgage World in the amount of $12,070 were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. Refer to Note 13 Fair Value for additional information.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 6.	Premises and Equipment

Premises and equipment at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
Land	$3,897	$3,979
Buildings and improvements	16,873	17,350
Leasehold improvements	25,829	25,534
Furniture, fixtures and equipment	9,139	8,513
	55,738	55,376
Less: accumulated depreciation and amortization	(23,625)	(22,630)
Total premises and equipment	$32,113	$32,746

Depreciation and amortization expense amounted to $652 and $567 for the three months ended September 30, 2020 and 2019, and $1,878 and $1,626 for the nine months ended September 30, 2020 and 2019, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of income. Furniture, fixtures and equipment increased by $626 to $9,139 at September 30, 2020, mainly as a result of renovations of premises, purchases of laptops and software to facilitate remote working during the COVID-19 pandemic. Leasehold improvements increased by $295 to $25,829 as part of the branch renovation initiative. Buildings and improvements decreased by $477 to $16,873 and land decreased by $82 to $3,897 at September 30, 2020 as a result of sale of real property.

Note 7.	Deposits

Deposits at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
Demand (1)	$186,328	$109,548
Interest-bearing deposits:
NOW/IOLA accounts	29,618	32,866
Money market accounts	148,877	86,721
Reciprocal deposits	108,367	47,659
Savings accounts	120,883	115,751
Total NOW, money market, reciprocal and savings	407,745	282,997
Certificates of deposit of $250K or more	80,403	84,263
Brokered certificates of deposits (2)	55,878	76,797
Listing service deposits (2)	49,342	32,400
Certificates of deposit less than $250K	193,548	196,038
Total certificates of deposit	379,171	389,498
Total interest-bearing deposits	786,916	672,495
Total deposits	$973,244	$782,043
(1)	As of September 30, 2020, included in demand deposits are $41,934 related to net PPP funding and $884 related to Grain Technologies, LLC.
(2)	There were $26,888 in individual brokered certificates of deposit or listing service deposits amounting to $250 or more.

At September 30, 2020 scheduled maturities of certificates of deposit were as follows:

2021	$233,867
2022	88,285
2023	26,150
2024	11,633
2025	15,236
Thereafter	4,000
$379,171

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 7.Deposits (Continued)

Overdrawn deposit accounts that have been reclassified to loans amounted to $1,429 and $199 as of September 30, 2020 and December 31, 2019, respectively. Included in the overdrawn deposits of $1,429 as of September 30, 2020 was one account in the amount of $1,372 which was remediated on October 8, 2020.

Note 8.	Borrowings

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $117,283 and $104,404 of outstanding term advances from the FHLBNY at September 30, 2020 and December 31, 2019, respectively. Additionally, the Bank had an unsecured line of credit in the amount of $25,000 with a correspondent bank at September 30, 2020 and December 31, 2019, of which $0 were outstanding as of September 30, 2020 and December 31, 2019, respectively. The Bank also had a guarantee from the FHLBNY through a standby letter of credit of $3,345 at September 30, 2020 and $3,455 at December 31, 2019.

Borrowed funds at September 30, 2020 and December 31, 2019 consist of the following and are summarized by maturity and call date below:

	September 30,			December 31,
	2020			2019
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$—	$—	—%

FHLBNY Term advances ending:
2020	8,029	8,029	2.86	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	77,880	77,880	1.73	65,000	65,000	1.89
2023	28,374	28,374	2.82	28,375	28,375	2.82
	$117,283	$117,283	2.08%	$104,404	$104,404	2.21%

Interest expense on term advances totaled $612 and $516 for the three months ended September 30, 2020 and 2019, and $1,799 and $1,141 for the nine months ended September 30, 2020 and 2019, respectively. Interest expense on overnight advances totaled $43 and $17 for the three months ended September 30, 2020 and 2019, and $51 and $70 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Bank had eligible collateral of approximately $329,743 and $301,753, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

Warehouse Lines of Credit:  Due to the acquisition of Mortgage World, the Company maintains two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit are repaid with proceeds from the sale of the mortgage loans. The lines are secured by the assets collaterizing underlying mortgages. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios for the Company. All warehouse facilities are guaranteed by the Company. As of September 30, 2020, the Company was in full compliance with all financial covenants.

	Credit Line	Unused Line	Balance at
	Maximum	of Credit	September 30, 2020
Warehouse Line of Credit #1	$9,900	$2,221	$7,679
Warehouse Line of Credit #2	5,000	3,614	1,386
Total long-term debt	$14,900	$5,835	$9,065

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 8.Borrowings (Continued)

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate at September 30, 2020 was 3.40%. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or the borrower

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded by wires. The effective rate at September 30, 2020 was 3.15%.

Mortgage Loan Funding Payable:  Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At September 30, 2020, the balance of mortgage loan funding payable was $1,457.

Note 9.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2020 and 2019 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Federal:
Current	$359	$237	$636	$888
Deferred	489	122	120	89
	848	359	756	977
State and local:
Current	65	53	179	238
Deferred	1,074	(631)	(182)	(1,135)
	1,139	(578)	(3)	(897)
Valuation allowance	(840)	506	145	887
Provision for income taxes	$1,147	$287	$898	$967

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and nine months ended September 30, 2020 and 2019, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax, at federal rate	$1,082	$209	$655	$692
State and local tax, net of federal taxes	899	(455)	(3)	(707)
Valuation allowance, net of the federal benefit	(840)	506	145	887
Other	6	27	101	95
	$1,147	$287	$898	$967

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance increased by $145 and $887 for the nine months ended September 30, 2020 and 2019, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 9.Income Taxes (Continued)

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

At September 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits recorded related to uncertain tax positions. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, New Jersey income tax, and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2017.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2020 and December 31, 2019 are presented below:

	September 30,	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,658	$3,990
Interest on nonaccrual loans	666	338
Unrealized loss on available-for-sale securities	—	7
Amortization of intangible assets	74	88
Deferred rent payable	115	—
Depreciation of premises and equipment	8	30
Net operating losses	4,430	4,258
Charitable contribution carryforward	1,610	1,675
Compensation and benefits	668	182
Other	47	130
Total gross deferred tax assets	12,276	10,698
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	—	85
Deferred loan fees	847	638
Deferred gain on like-kind exchange	1,378	—
Unrealized loss on available-for-sale securities	34	—
Other	42	7
Total gross deferred tax liabilities	2,301	730
Valuation allowance	6,389	6,244
Net deferred tax assets	$3,586	$3,724

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10.	Compensation and Benefit Plans

401(k) Plan:

The Company provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contribution of 3%. The 401(k) expenses recorded in the consolidated statements of income amounted to $103 and $89 for the three months ended September 30, 2020 and 2019, and $474 and $256 for the nine months ended September 30, 2020 and 2019, respectively.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective periods are recognized, and the shares become outstanding for earnings per share computations (see Note 11).

A summary of the ESOP shares as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Shares committed-to-be released	36,189	48,250
Shares to be allocated to participants	144,750	96,500
Unallocated shares	542,812	579,001
Total	723,751	723,751
Fair value of unearned shares	$4,788	$8,511

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $115 and $184 for the three months ended September 30, 2020 and 2019, respectively, and $402 and $574 for the nine months ended September 30, 2020 and 2019, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive officer. The SERP expense recognized for the three months ended September 30, 2020 and 2019 was $15 and $12, respectively, and $45 for both the nine months ended September 30, 2020 and 2019.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10.	Compensation and Benefit Plans (Continued)

2018 Incentive Plan

The Company’s stockholders approved the PDL Community Bancorp 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”) at the Special Meeting of Stockholders on October 30, 2018.  The maximum number of shares of common stock which can be issued under the 2018 Incentive Plan is 1,248,469. Of the 1,248,469 shares, the maximum number of shares that may be awarded under the 2018 Incentive Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares. However, the 2018 Incentive Plan contains a flex feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options and SARs by 3.0 shares of common stock.  The Company converted 462,522 awards of stock options into 154,174 restricted stock units in 2018 and 45,000 awards of stock options into 15,000 restricted stock units in 2020.

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the nine months ended September 30, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of September 30, 2020 and December 31, 2019, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 180,476 and 265,476, respectively. As of September 30, 2020 and December 31, 2019, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was 0, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 60,159 and 88,492 as of September 30, 2020 and December 31, 2019, respectively, but would eliminate the availability of stock options and SARs available for award.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s restricted stock unit awards activity and related information for the nine months ended September 30, 2020 and year ended December 31, 2019 are as follows:

	September 30, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	15,000	10.05
Forfeited	—	—
Vested	—	—
Non-vested at September 30	435,744	$12.69

	December 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Vested	(90,135)	12.77
Non-vested at December 31	420,744	$12.78

Compensation expense related to restricted stock units was $319 and $314 for the three months ended September 30, 2020 and 2019, respectively, and $956 and $923 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total remaining unrecognized compensation cost related to restricted stock units was $4,477, which is expected to be recognized over the next 29 quarters.

A summary of the Company’s stock option awards activity and related information for the nine months ended September 30, 2020 and year ended December 31, 2019 are as follows:

	September 30, 2020
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.78
Granted	40,000	8.93
Exercised	—	—
Forfeited	—	—
Outstanding at September 30 (1)	203,766	$12.02
Exercisable at September 30 (1)	24,788	$12.77

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
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 and $315 for outstanding options and $0 and $48 for exercisable options at September 30, 2020 and December 31, 2019, respectively.

The weighted-average exercise price for the options as of September 30, 2020 was $12.02 per share and the weighted average remaining contractual life is 8.1 years. The weighted average period over which compensation expenses are expected to be recognized is 5.0 years. There were 24,788 shares exercisable as of September 30, 2020 and December 31, 2019, respectively. Total compensation cost related to stock options recognized was $33 and $29 for the three months ended September 30, 2020 and 2019, respectively, and $93 and $77 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options was $519, which is expected to be recognized over the next 29 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Nine Months Ended September 30,
	2020	2019
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	38.51%	16.94%
Risk-free interest rate	0.48%	2.51%
Weighted average grant date fair value	$ 3.77	$ 4.01

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

As of September 30, 2020, the Company had repurchased a total of 1,436,814 shares under the repurchase programs at a weighted average price of $13.62 per share, of which 1,346,679 shares are reported as treasury stock on the consolidated statements of financial condition. Of the 1,436,814 shares repurchased, 90,135 shares have been granted to directors and executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2019.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 11.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands except share data)

Net income	$4,009	$709	$2,225	$2,327

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,166,882	17,405,296	17,278,439	18,012,360
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	554,677	602,994	566,762	614,967
Basic weighted average common shares outstanding	16,612,205	16,802,302	16,711,677	17,397,393
Basic earnings per common share	$0.24	$0.04	$0.13	$0.13
Dilutive potential common shares:
Add: Dilutive effect of restricted stock awards and stock options	—	26,986	12,522	74,242
Diluted weighted average common shares outstanding	16,612,205	16,829,288	16,724,199	17,471,635
Diluted earnings per common share	$0.24	$0.04	$0.13	$0.13

Note 12.	Commitments, Contingencies and Credit Risk

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

Commitments to Sell Loans at Lock-in Rates: In order to assure itself of a marketplace to sell its loans, Mortgage World has agreements with investors who will commit to purchase loans at locked-in rates. Mortgage World has off-balance sheet market risk to the extent that Mortgage World does not obtain matching commitments from these investors to purchase the loans. This will expose Mortgage World to the lower of cost or market valuation environment.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Commitments to grant mortgage loans	$80,949	$64,829
Commitments to sell loans at lock-in rates	16,537	—
Unfunded commitments under lines of credit	39,565	27,833
Standby letters of credit	3,345	3,455
	$140,396	$96,117

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 12.Commitments, Contingencies and Credit Risk (Continued)

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of September 30, 2020.

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

Concentration by Geographic Location: Loans, commitments to extend credit and standby letters of credit have been granted to customers who are located primarily in the New York City metropolitan area. Generally, such loans most often are secured by one-to-four family residential. The loans are expected to be repaid from the borrowers' cash flows.

Loan Concentrations: As of September 30, 2020, approximately 7.6% of Mortgage World total originated loan volume was insured and approximately 62.2% of total originated loan volume was sold to three investors. Mortgage World is permitted to close loans in five states and has closed approximately 98% of its loan volume in two states.

Lease Commitments: At September 30, 2020, there are noncancelable operating leases for office space that expire on various dates through 2034. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes. Rental expenses under operating leases, included in occupancy and equipment, totaled $460 and $372 for the three months ended September 30, 2020 and 2019, respectively, and $969 and $1,101 for the nine months ended September 30, 2020 and 2019, respectively.

The projected minimum rental payments under the terms of the leases at September 30, 2020 are as follows:

Remainder of 2020	$411
2021	1,485
2022	1,381
2023	1,354
2024	1,364
2025	1,298
Thereafter	4,566
$11,859

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Placements with Banks, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities are not recorded at fair value on a recurring basis.

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

Loans Receivable: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. Impaired loans are valued using a present value discounted cash flow method, or the fair value of the collateral. Loans are not recorded at fair value on a recurring basis.

Mortgage Loans Held for Sale: Mortgage loans held for sale, at fair value, consists of mortgage loans originated for sale by Mortgage World and accounted for under the fair value option. These assets are valued using stated investor pricing for substantially equivalent loans as Level 2. In determining fair value, such measurements are derived based on observable market data, including whole-loan transaction pricing and similar market transactions adjusted for portfolio composition, servicing value and market conditions. Loans held for sale by the Bank are carried at the lower of cost or fair value as determined by investor bid prices.

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The difference between the fair value carrying amount of mortgages held for sale measured under the fair value option and the aggregate unpaid principal amounts is not material.

Interest Rate Lock Commitments: Mortgage World enters into rate lock commitments to extend credit to borrowers for generally up to a 60 day period for origination and/or purchase of loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these loan commitments expose Mortgage World to variability in its fair value due to changes in interest rates.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.Fair Value (Continued)

The FASB determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. Fair value is based on active market pricing for substantially similar underlying mortgage loans commonly referred to as best execution pricing or investment commitment pricing, if the loan is committed to an investor through a best efforts contract.  In valuing interest rate lock commitments, there are several unobservable inputs such as the fair value of the mortgage servicing rights, estimated remaining cost to originate the loans, and the pull through rate of the open pipline. Accordingly, such derivative is classified as Level 3.

The approximate notional amounts of Mortgage World’s derivative instruments was $16,537 at September 30, 2020. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $58 as of September 30, 2020 and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

Balance as of July 10, 2020	$—
Change in fair value of derivative instruments reported in earnings	58
Balance as of September 30, 2020	$58

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

Warehouse Lines of Credit: The fair value of the warehouse lines of credit is estimated using a discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities, at fair value:
U.S. government and federal agencies	$—	$—	$—	$—
Corporate bonds	10,233	—	10,233	—
Mortgage-Backed Securities:
FNMA Certificates	3,981	—	3,981	—
GNMA Certificates	298	—	298	—
Mortgage Loans Held for Sale, at fair value	13,100	—	13,100	—
Derivatives from interest rate lock commitments	58	—	—	58
	$27,670	$—	$27,612	$58

		December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities, at fair value:
U.S. government and federal agencies	$16,354	$—	$16,354	$—
Corporate bonds	—	—	—	—
Mortgage-Backed Securities:
FNMA Certificates	4,659	—	4,659	—
GNMA Certificates	491	—	491	—
Mortgage Loans Held for Sale, at fair value	—	—	—	—
Derivatives from interest rate lock commitments	—	—	—	—
	$21,504	$—	$21,504	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$17,309	$—	$—	$17,309

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,232	$—	$—	$19,232

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Note 13.Fair Value (Continued)

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

As of September 30, 2020 and December 31, 2019, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial assets:
Cash and cash equivalents	$76,092	$76,092	$—	$—	$76,092
Available-for-sale securities, at fair value	14,512	—	14,512	—	14,512
Placements with banks	2,739		2,739		2,739
Mortgage loans held for sale, at fair value	13,100	—	13,100	—	13,100
Loans receivable, net	1,108,956	—	—	1,124,149	1,124,149
Accrued interest receivable	9,995	—	9,995	—	9,995
FHLBNY stock	6,414	6,414	—	—	6,414
Other assets	58	—	—	58	58
Financial liabilities:
Deposits:
Demand deposits	186,328	186,328	—	—	186,328
Interest-bearing deposits	407,745	407,745	—	—	407,745
Certificates of deposit	379,171	—	384,884	—	384,884
Advance payments by borrowers for taxes and insurance	7,739	—	7,739	—	7,739
Advances from FHLBNY	117,283	117,283	—	—	117,283
Warehouse lines of credit	9,065	9,065	—	—	9,065
Mortgage loan fundings payable	1,457	1,457	—	—	1,457
Accrued interest payable	58	—	—	58	58

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 13.	Fair Value (Continued)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets:
Cash and cash equivalents	$27,677	$27,677	$—	$—	$27,677
Available-for-sale securities, at fair value	21,504	—	21,504	—	21,504
Placements with banks	—	—	—	—	—
Mortgage loans held for sale, at fair value	1,030	—	1,030		1,030
Loans receivable, net	955,737	—	—	959,942	959,942
Accrued interest receivable	3,982	—	3,982	—	3,982
FHLBNY stock	5,735	5,735	—	—	5,735
Other asset	—	—	—	—	—
Financial liabilities:
Deposits:
Demand deposits	109,548	109,548	—	—	109,548
Interest-bearing deposits	282,997	282,997	—	—	282,997
Certificates of deposit	389,498	—	393,254	—	393,254
Advance payments by borrowers for taxes and insurance	6,348	—	6,348	—	6,348
Advances from FHLBNY	104,404	104,404	—	—	104,404
Warehouse lines of credit	—	—	—	—	—
Mortgage loan fundings payable	—	—	—	—	—
Accrued interest payable	97	—	97	—	97

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2020 and December 31, 2019.

Note 14.	Regulatory Capital Requirements

The Company, the Bank and Mortgage World are subject to various regulatory capital requirements administered by the Federal Reserve Board, the OCC, the U.S. Department of Housing and Urban Development, and the NYS Department of Financial Services, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of September 30, 2020 and December 31, 2019, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in to 2.5% by 2019. The applicable capital buffer was 8.9% at September 30, 2020 and 10.6% at December 31, 2019.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 14.	Regulatory Capital Requirements (Continued)

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2020 and December 31, 2019 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$169,512	18.81%	$72,089	8.00%	$90,111	10.00%
Tier 1 Capital to Risk-Weighted Assets	158,208	17.56%	54,067	6.00%	72,089	8.00%
Common Equity Tier 1 Capital Ratio	158,208	17.56%	40,550	4.50%	58,572	6.50%
Tier 1 Capital to Total Assets	158,208	13.61%	46,505	4.00%	58,131	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$151,968	16.93%	$71,806	8.00%	$89,758	10.00%
Tier 1 Capital to Risk-Weighted Assets	140,707	15.68%	53,855	6.00%	71,806	8.00%
Common Equity Tier 1 Capital Ratio	140,707	15.68%	40,391	4.50%	58,343	6.50%
Tier 1 Capital to Total Assets	140,707	11.46%	49,115	4.00%	61,393	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$168,268	21.35%	$63,044	8.00%	$78,805	10.00%
Tier 1 Capital to Risk-Weighted Assets	158,382	20.10%	47,283	6.00%	63,044	8.00%
Common Equity Tier 1 Capital Ratio	158,382	20.10%	35,462	4.50%	51,223	6.50%
Tier 1 Capital to Total Assets	158,382	14.97%	42,334	4.00%	52,917	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$146,451	18.62%	$62,923	8.00%	$78,654	10.00%
Tier 1 Capital to Risk-Weighted Assets	136,584	17.37%	47,192	6.00%	62,923	8.00%
Common Equity Tier 1 Capital Ratio	136,584	17.37%	35,394	4.50%	51,125	6.50%
Tier 1 Capital to Total Assets	136,584	12.92%	42,275	4.00%	52,843	5.00%

Mortgage World is subject to various net worth requirements in connection with regulatory authorities and lending agreements that Mortgage World has entered with purchase facility lenders. Failure to maintain minimum capital requirements could result in Mortgage World’s inability to originate and service loans, and, therefore, could have a direct material effect on the Company’s consolidated financial statements.

Mortgage World’s minimum net worth requirements as of September 30, 2020 are reflected below:

Minimum
Requirement
HUD	$1,000
Warehouse Line of Credit #1	2,500
Warehouse Line of Credit #2	500
New York Department of Financial Services	250
Other State Banking Departments	250

As of September 30, 2020, Mortgage World is in compliance with all minimum capital requirements.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	September 30, 2020
	December 31, 2019	Change	September 30, 2020
Unrealized gains on available-for-sale securities, net	$20	$148	$168
Total	$20	$148	$168

	December 31, 2019
	December 31, 2018	Change	December 31, 2019
Unrealized gains (losses) on available-for-sale securities, net	$(291)	$311	$20
Unrealized losses on pension benefits, net	(7,844)	7,844	—
Total	$(8,135)	$8,155	$20

Note 16.Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$1,237	$1,256	$1,260	$1,278
Originations	—	—	—	20
Payments	(9)	(18)	(32)	(60)
Ending balance	$1,228	$1,238	$1,228	$1,238

The Company held deposits in the amount of $6,286 and $8,302 from directors, executive officers and non-executive officers at September 30, 2020 and December 31, 2019, respectively.

Note 17.Subsequent Events

In accordance with the CARES Act and the Interagency Statement, financial institutions are encouraged to provide payment accommodations, which may include payment deferrals, to any consumer and small businesses who can demonstrate financial hardship caused by the COVID-19 pandemic.

Through October 20, 2020, 419 loans aggregating $381.7 million had requested forbearance primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. Of those 419 loans, 323 loans aggregating $290.7 million are no longer in deferment and are now performing. Of the 419 loans, 96 in the amount of $91.0 million remained in deferment. Of the 96 loans in deferment, 92 loans in the amount of $87.1 million are in renewed forbearance and four loans in the amount of $3.9 million are in their original forbearance. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. Forbearance periods currently do not extend into 2021. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors” filed with the SEC on March 17, 2020.

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

The CARES Act appropriated $349.0 billion for “paycheck protection loans” through the Paycheck Protection Program (“PPP”). On April 24, 2020, the PPP received another $310.0 billion in funding, bringing the total appropriations for PPP loans to $659.0 billion. PPP ended on August 8, 2020. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of September 30, 2020, the Bank had received SBA approval for over 1,000 PPP applications, of which the Bank disbursed 985 loans totaling $86.2 million. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. These loans resulted in $2.6 million in gross processing fee income to be recognized over the life of the respective loans. The average authorized loan size is $87,000 and the median authorized loan size is $17,000. We have estimated that approximately 11,032 jobs have been positively impacted. The SBA reported that, as of August 8, 2020, the 51 financial institutions that are both Minority Designated Institutions (“MDIs”) and Community Development Financial Institutions (“CDFIs”) had received SBA approvals for 16,711 loans for $1.5 billion, or approximately 328 loans for $29.6 million per MDI/CDFI. The Bank, both an MDI and a CDFI, made 985 PPP loans in the amount of $86.2 million significantly exceeding the reported average MDI/CDFI performance.

In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility will extend credit to depository institutions until December 31, 2020, unless the Board and the Department of Treasury determine to extend the Facility at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

Although New York is no longer the hotbed of the COVID-19 pandemic in the United States, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, all back-office and lending personnel continue to work in a remote work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing.

Through October 20, 2020, 419 loans aggregating $381.7 million had requested forbearance primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. Of those 419 loans, 323 loans aggregating $290.7 million are no longer in deferment and are now performing. Of the 419 loans, 96 in the amount of $91.0 million remained in deferment. Of the 96 loans in deferment, 92 loans in the amount of $87.1 million are in renewed forbearance and four loans in the amount of $3.9 million are in their original forbearance. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. Forbearance periods currently do not extend into 2021. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

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

Critical Accounting Policies

Accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management and that could have a material impact on the carrying value of certain assets, liabilities or on income under different assumptions or conditions. Management believes that the most critical accounting policy relates to the allowance for loan losses.

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

Vision 2020

In 2019, the Company has engaged in a multi-pronged effort to upgrade its infrastructure, adopt electronic banking services and restructure its retail business model. Dubbed internally “Vision 2020,” the effort has had significant beneficial results, continues to involve significant investments and has served to ameliorate the otherwise detrimental effects of the COVID-19 pandemic.

As part of Vision 2020, the Company has begun to implement Salesforce applications throughout the organization, including retail services, lending processes, back-office operations, digital banking and loan underwriting. The Company retained consulting firms to assist in the implementation. The Company anticipates investing over the initial five-year arrangement a total of $2.5 million, with a positive return on investment within 18 months. The full implementation has been somewhat delayed due to the COVID-19 pandemic but continues to progress.

The infrastructure upgrade has focused primarily on implementing technology, cybersecurity and network progression while establishing a Virtual Private Network (“VPN”). Centered largely on the Company’s core processor, to date the infrastructure upgrade has resulted in relocating and migrating network and in-house servers, replacing outdated PCs, enhancing internet capabilities, purchasing and deploying VPN-enabled laptops to a significant majority of personnel and the redeployment of disaster recovery capabilities. The Company has achieved certain manpower-related cost savings and enabled the uninterrupted continuity of operations by its staff working remotely during the COVID-19 pandemic and the virtual emptying of its operations and headquarters premises using its newly deployed disaster recovery capabilities. The infrastructure upgrade has added resiliency, capacity and redundancies to the Company’s technology structures and resulted in a net increase of $42,000 in recurring monthly data processing costs. Significant one-time costs were incurred to implement the upgrades.

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

The document scanning and creation of a paperless environment continues, the total one-time costs are estimated at $1.4 million, with $982,000 spent in 2020, with an overall expected remaining cost of $375,000 through the end of 2020. The Company expects a substantial return on investment based on efficiencies and automation of otherwise manual intensive processes. The Company also incurred through September 30, 2020, one-time, non-recurring expenses of $852,000 for COVID-19 and $1.3 million in SalesForce implementation expenses. The one-time, non-recurring expenses together with the additional ALLL recognized due to COVID-19 pandemic, the Company incurred combined $5.1 million in one-time expenses through September 30, 2020. These one-time expenses were largely offset by the $4.4 million non-recurring gain recognized from the sale of the real property associated with a former branch.

During the nine months ended September 30, 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain Technologies, LLC. The product, Grain, is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. First debuted in New York and California, it is being expanded nationwide and as of September 30, 2020 has originated consumer loan balances of $8.7 million and deposits of $884,000. The Company is also rolling out a Fintech-based small business automated lending product in partnership with LendingFront Technologies, Inc. The product is mobile application that enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices with automated underwriting using non-traditional methods. The Company expects that all of its Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic. The Company also established a relationship with SaveBetter, LLC, a new fintech startup focusing on brokered deposits.

The Company’s on-going adoption of a new retail business model has been all-encompassing. It has involved the redesign of its retail branches, the shift of branch operations to a centralized back office, the deployment of smart ITM-enabled ATMs and Teller Cash Recyclers, the automation of manual processes and, importantly, the adoption of universal bankers and retail sales. In 2019, the Company earned national recognition as Branch Innovators of the Year for its retail banking model at the 2019 Future Branches Retail Banking Summit in Austin, Texas. The Company has completed the redesign and renovation of two branches at a buildout cost of $2.4 million, including the relocation of one branch to a smaller footprint. The relocation has resulted in a reduction of monthly operating costs and resulted in recognition of a $4.4 million gain from the sale of the real estate associated with the former branch on July 27, 2020. The Company anticipates renovating most, if not all of its branches over the next 18 months, at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The project to fully renovate our Flatlands branch is scheduled for completion by mid-November 2020 and is anticipated to be completed within the originally projected budget of $356,000 despite modifications made to the original design and construction process related to COVID-19 pandemic. Bidding is now in process to renovate the Bank’s Riverdale branch into a new flagship recapturing space that had previously been subleased. Construction is scheduled to commence there in late November 2020 and should be completed in the 1st Quarter of 2021. Bids are expected by mid-November for renovation of our Astoria branch with construction scheduled to begin in Q1 2021. The Company expects to incorporate into its retail branches mortgage origination personnel, now that the acquisition of Mortgage World has been completed, and plans to create kiosk branches in certain of Mortgage World’s current locations while creating a full service branch at the site of a Mortgage World mortgage office located in Flushing, Queens, New York. The Mortgage World office located in Flushing, Queens has been purchased using IRS code section 1031 provisions, thus expanding the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

In 2019, the Company mostly completed the deployment of new smart ATMs and TCRs at a capitalized cost of $1.9 million. The new equipment has improved customer satisfaction and speeded up transaction processing; it also enabled the Company to reduce manned hours of operations while continuing to service retail customers during the COVID-19 pandemic. It also allowed the Company to expand its ATM network and increase its interchange income. The shift of branch operations activities and the automation of the processes have improved operating efficiencies and enabled branch personnel to focus on customer service and retail sales. In early 2019, the Company launched a retail sales initiative focused on increasing demand deposits and banking relationships through the use of retail sales training, incentives and direct mail solicitations. As of September 30, 2020, the initiative has resulted in an investment of $808,000, with over 6,223 net new deposit accounts with balances of $137.7 million, excluding deposit accounts opened as a result of PPP lending. Vision 2020 will enable the Company to manage the process of returning to more normal operations upon governmental authorities adopting enabling pronouncements. The Company is presently adopting a plan to shifting its operations and headquarters personnel to work less remotely, all with due consideration to the health and well-being of its personnel and customers.

The following table presents as of September 30, 2020, the Company’s PPP loans approved by the SBA due to the COVID-19 pandemic:

			Aggregate	Median	Average	No. of
		Number	Amount	Amount	Amount	Jobs
State	Counties	of Loans	of Loans	of Loans	of Loans	Affected
		(Dollars in Thousands)
New York	Kings	130	$39,432	$21	$303	3,562
	Bronx	211	14,916	13	71	2,185
	Queens	228	10,705	18	47	1,683
	New York	175	8,385	17	48	1,217
	Nassau	47	2,283	14	49	312
	Westchester	43	1,859	17	43	279
	Suffolk	18	640	17	36	105
	Richmond	10	570	12	57	124
	Albany	1	129	129	129	11
	Rockland	2	52	26	26	3
	Dutchess	2	38	19	19	6
	Sullivan	2	15	8	8	4
	Ulster	1	8	6	8	1
	Greene	1	20	20	20	2
	Total New York	871	$79,052	$16	$91	9,494

New Jersey	Monmouth	9	$2,060	46	229	401
	Essex	11	1,676	137	152	381
	Hudson	22	1,079	18	49	227
	Passaic	8	581	14	73	140
	Union	12	437	26	36	86
	Bergen	12	325	26	27	79
	Morris	5	259	24	52	66
	Middlesex	3	23	6	8	4
	Burlington	1	21	21	21	1
	Mercer	1	38	38	38	9
	Clark	1	39	39	39	7
	Ocean	1	9	9	9	1
	Total New Jersey	86	$6,547	$17	$76	1,402

Indiana	Lake	17	$239	10	14	64
California	Los Angeles	1	164	164	164	45
Nevada	Clark	2	45	23	23	2
Illinois	Cook	2	31	15	16	10
Rhode Island	Providence	1	25	25	25	5
Connecticut	Fairfield	3	31	9	10	3
North Carolina	Forsyth	1	26	27	26	4
Kentucky	Jefferson	1	5	5	5	3
	Total	985	$86,165	$17	$87	11,032

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets increased $223.6 million, or 21.2%, to $1.3 billion at September 30, 2020 from $1.1 billion at December 31, 2019 primarily due to increases in net loans receivable and mortgage loans held for sale, at fair value of $165.3 million, including $86.2 million in PPP loans, cash and cash equivalents of $48.4 million, other assets of $8.2 million, accrued interest receivable of $6.0 million, placements with banks of $2.7 million and FHLBNY stock of $679,000, offset by decreases in available-for-sale securities of $7.0 million, premises and equipment, net, of $633,000 and deferred taxes of $138,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $48.4 million, or 174.9%, to $76.1 million at September 30, 2020, compared to $27.7 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of increases of $191.2 million in net deposits, of which $41.9 million is related to net PPP funding, $17.3 million from maturities and/or calls of available-for-sale securities, $12.9 million in net advances from FHLBNY and $4.7 million from the sale of real property. The increase in cash and cash equivalents was offset by increases of $165.3 million in net loans receivable and mortgage loans held for sale, at fair value, including $86.2 million in PPP loans, $10.1 million purchases of available-for-sale securities and $1.8 million purchase price related to the acquisition of Mortgage World.

Available-for-sale Securities. The composition of available-for-sale securities at September 30, 2020 and December 31, 2019 and the amounts maturing of each classification are summarized as follows:

	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—	$2,000	$2,000
After three months through one year	—	—	14,373	14,354
After one year through five years	—	—	—	—
	—	—	16,373	16,354
Corporate Bonds:
Three months or less	—	—	—	—
After three months through one year	—	—	—	—
After one year through five years	2,647	2,736	—	—
More than five years	7,475	7,497	—	—
	10,122	10,233	—	—
Mortgage-Backed Securities	4,214	4,279	5,162	5,150
Total	$14,336	$14,512	$21,535	$21,504

The $7.0 million decrease in available-for-sale securities was due to $17.3 million in available-for-sale securities that matured or were called during the nine months ended September 30, 2020. The decrease was offset by purchases of corporate bonds in the amount of $10.1 million during the nine months ended September 30, 2020.

Loans. The composition of gross loans receivable at September 30, 2020 and at December 31, 2019 and the percentage (%) of each classification to total loans are summarized as follows:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$320,438	28.5%	$305,272	31.6%
Owner-Occupied	93,340	8.3%	91,943	9.5%
Multifamily residential	284,775	25.4%	250,239	25.9%
Nonresidential properties	217,771	19.4%	207,225	21.5%
Construction and land	99,721	8.9%	99,309	10.3%
Nonmortgage loans:
Business loans (1)	96,700	8.6%	10,877	1.1%
Consumer loans (2)	9,806	0.9%	1,231	0.1%
Total	$1,122,551	100.0%	$966,096	100.0%

(1)	As of September 30, 2020, business loans include $86.2 million of PPP loans.
(2)	As of September 30, 2020, consumer loans include $8,668 related to Grain Technologies, LLC.

The increase in the composition of the loan portfolio was aided by $86.2 million related to PPP loans at September 30, 2020 when compared to December 31, 2019. Based on current internal loan reviews, the Company remains confident that the quality of our underwriting, our weighted average loan-to-value ratio of 56.0% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2020 and December 31, 2019, approximately 8.0% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Through October 20, 2020, 419 loans aggregating $381.7 million had requested forbearance primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. Of those 419 loans, 323 loans aggregating $290.7 million are no longer in deferment and are now performing. Of the 419 loans, 96 in the amount of $91.0 million remained in deferment. Of the 96 loans in deferment, 92 loans in the amount of $87.1 million are in renewed forbearance and four loans in the amount of $3.9 million are in their original forbearance. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. Forbearance periods currently do not extend into 2021. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

The following table presents the loans modified as a result of the COVID-19 pandemic through October 20, 2020:

			Weighted	Percentage
	Number	Loan	Average	of Total
	of Loans	Amount	Loan-to-Value	Modifications
	(Dollars in Thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	186	$130,480	53.6%	44.4%
Owner-Occupied	68	36,994	49.5%	16.2%
Multifamily residential	62	75,036	49.2%	14.8%
Nonresidential properties	83	98,726	46.3%	19.8%
Construction and land	7	39,463	48.1%	1.7%
Nonmortgage loans:				0.0%
Business loans	7	985	0.0%	1.7%
Consumer loans	6	85	0.0%	1.4%
Total	419	$381,769	49.9%	100.0%

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2020 and December 31, 2019, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 65.1% and 67.4%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 365.0% and 349.7% as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the Bank was within the 100% guideline for construction and land mortgage loans established by banking regulations, but exceeded the 300% guideline for investor owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Deposits.  The composition of deposits at September 30, 2020 and December 31, 2019 and changes in dollars and percentages are summarized as follows:

	September 30,	December 31,	Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$186,328	$109,548	$76,780	70.1%
Interest-bearing deposits:
NOW/IOLA accounts	29,618	32,866	(3,248)	(9.9%)
Money market accounts	148,877	86,721	62,156	71.7%
Reciprocal deposits	108,367	47,659	60,708	127.4%
Savings accounts	120,883	115,751	5,132	4.4%
Total NOW, money market, reciprocal and savings	407,745	282,997	124,748	44.1%
Certificates of deposit of $250K or more	80,403	84,263	(3,860)	(4.6%)
Brokered certificates of deposit (2)	55,878	76,797	(20,919)	(27.2%)
Listing service deposits (2)	49,342	32,400	16,942	52.3%
Certificates of deposit less than $250K	193,548	196,038	(2,490)	(1.3%)
Total certificates of deposit	379,171	389,498	(10,327)	(2.7%)
Total interest-bearing deposits	786,916	672,495	114,421	17.0%
Total deposits	$973,244	$782,043	$191,201	24.4%

(1)	As of September 30, 2020, included in demand deposits are $41.9 million related to net PPP funding.
(2)	There were $26.9 million in individual brokered certificates of deposit or listing service deposits amounting to $250,000 or more.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2020 and as of December 31, 2019. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ascertain whether the Company is operating within the approved limitations.

Advances from FHLBNY. The Company had outstanding borrowings at September 30, 2020 and December 31, 2019 of $117.3 million and $104.4 million, respectively. These borrowings are in the form of advances from the FHLBNY. The net increase in borrowings was due to a new FHLBNY advance of $12.9 million, at a weighted average rate of 0.9%.

Warehouse Lines of Credit. Due to the acquisition of Mortgage World, the Company maintains two warehouse lines of credit totaling $9.1 million with financial institutions for the purpose of funding the originations and sale of residential mortgages.

Stockholders’ Equity. Total stockholders’ equity remained substantially the same, $158.4 million at September 30, 2020 and December 31, 2019. The $28,000 decrease in stockholders’ equity was mainly attributable to $3.8 million in stock repurchases, offset by increases of $2.2 million in net income, $1.0 million related to restricted stock units and stock options, $353,000 related to the Company’s Employee Stock Ownership Plan and $148,000 related to unrealized gains on available-for-sale securities.

Results of Operations

The discussion of the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019 are presented below. Included in the results of operations of the Company are the results of operations of Mortgage World from July 10, 2020 through September 30, 2020. The results of operations for interim periods may not be indicative of future results.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$13,603	$12,953	$650	5.0%
Interest expense	2,752	3,188	(436)	(13.7%)
Net interest income	10,851	9,765	1,086	11.1%
Provision for loan losses	620	14	606	*
Net interest income after provision for loan losses	10,231	9,751	480	4.9%
Non-interest income	7,252	579	6,673	*
Non-interest expense	12,327	9,334	2,993	32.1%
Income before income taxes	5,156	996	4,160	417.7%
Provision for income taxes	1,147	287	860	299.7%
Net income	$4,009	$709	$3,300	465.4%
Earnings per share for the period
Basic	$0.24	$0.04	$0.20	*
Diluted	$0.24	$0.04	$0.20	*

*Indicates more than 500%.

General. Net income for the three months ended September 30, 2020 was $4.0 million compared to $709,000 in net income for the three months ended September 30, 2019. The increase in net income reflects a $6.7 million increase in non-interest income, consisting of a $4.4 million gain recognized from the sale of real property, a $650,000, or 5.0%, increase in interest and dividend income and a $436,000, or 13.7%, decrease in interest expense, offset by a $3.0 million, or 32.1%, increase in non-interest expense, a $860,000, increase in provision for income taxes and a $606,000 increase in provision for loan losses. Basic and diluted earnings per share for the three months ended September 30, 2020, was $0.24 compared to basic and diluted earnings per share of $0.04 for the three months ended September 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $650,000, or 5.0%, to $13.6 million for the three months ended September 30, 2020 from $13.0 million for the three months ended September 30, 2019. Interest income on loans receivable, which is the Bank’s primary source of income, increased $712,000, or 5.6%, offset by a decrease of $62,000, or 21.4%, in interest income from deposits due from banks and available-for-sale securities and dividend income on FHLBNY stock. Average balance on loans, including mortgage loans held for sale increased $151.8 million, or 15.8%, including $85.1 million in average outstanding PPP loans, to $1.1 billion for the three months ended September 30, 2020 from $958.0 million for the three months ended September 30, 2019. The increase in interest income on loans was primarily driven by increases of $562,000 in business loans, $243,000 in multifamily residential mortgage loans, $37,000 in 1-4 family residential mortgage loans and $34,000 in consumer loans. The increase in interest income on loans receivable was offset by decreases of $130,000 in construction and land loans and $34,000 in nonresidential loans. The average yield on loans decreased 45 basis points to 4.79% for the three months ended September 30, 2020 from 5.24% for the three months ended September 30, 2019, largely as a result of the nominal yields on PPP loans.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,209	$5,172	$37	0.7%
Multifamily residential	3,311	3,068	243	7.9%
Nonresidential properties	2,411	2,445	(34)	(1.4%)
Construction and land	1,641	1,771	(130)	(7.3%)
Business loans	746	184	562	305.4%
Consumer loans	57	23	34	147.8%
Total interest income on loans receivable	$13,375	$12,663	$712	5.6%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock decreased $62,000, or 21.4%, to $228,000 for the three months ended September 30, 2020 from $290,000 for the three months ended September 30, 2019. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $20.9 million, or 39.6%, to $73.8 million for the three months ended September 30, 2020 from $52.9 million for the three months ended September 30, 2019. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock decreased 95 basis points to 1.23% for the three months ended September 30, 2020 from 2.18% for the three months ended September 30, 2019.

The following table presents interest and dividend income on deposits due from banks, available-for-sales securities and FHLBNY stock for the periods indicated:

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$5	$117	$(112)	(95.7%)
Interest on available-for-sale securities	132	81	51	63.0%
Dividend on FHLBNY stock	91	92	(1)	(1.1%)
Total interest and dividend income	$228	$290	$(62)	(21.4%)

Interest Expense. Interest expense decreased $436,000, or 13.7%, to $2.8 million for the three months ended September 30, 2020 from $3.2 million for the three months ended September 30, 2019. Interest expense on certificates of deposit decreased $299,000, or 15.8% to $1.6 million for the three months ended September 30, 2020 from $1.9 million for the three months ended September 30, 2019. The average balance of certificates of deposit decreased $8.8 million, or 2.3%, to $371.1 million for the three months ended September 30, 2020 from $379.9 million for the three months ended September 30, 2019, while the average rate paid on certificates of deposit decreased 27 basis points to 1.71% for the three months ended September 30, 2020 from 1.98% for the three months ended September 30, 2019.

Interest expense on money market accounts decreased $263,000, or 38.4%, to $422,000 for the three months ended September 30, 2020 from $685,000 for the three months ended September 30, 2019. The average balance of money market accounts increased $79.7 million, or 55.1%, to $224.3 million for the three months ended September 30, 2020 from $144.7 million for the three months ended September 30, 2019, and the average rate the Bank paid on money market account decreased 113 basis points to 0.75% for the three months ended September 30, 2020 from 1.88% for the three months ended September 30, 2019.

Interest expense on borrowings increased $122,000, or 22.9%, to $655,000 for the three months ended September 30, 2020 from $533,000 for the three months ended September 30, 2019. The average balance on borrowings increased $36.4 million, or 40.2%, to $126.7 million for the three months ended September 30, 2020 from $90.4 million for the three months ended September 30, 2019, and the average rate paid on borrowings decreased 28 basis points to 2.06% for the three months ended September 30, 2020 from 2.34% for the three months ended September 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,597	$1,896	$(299)	(15.8%)
Money market	422	685	(263)	(38.4%)
Savings	37	38	(1)	(2.6%)
NOW/IOLA	40	35	5	14.3%
Advance payments by borrowers	1	1	—	—%
Borrowings	655	533	122	22.9%
Total interest expense	$2,752	$3,188	$(436)	(13.7%)

Net Interest Income. Net interest income increased $1.1 million, or 11.1%, to $10.9 million for the three months ended September 30, 2020 from $9.8 million for the three months ended September 30, 2019, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $61.2 million, or 25.4%, to $302.6 million for the three months ended September 30, 2020 from $241.4 million for the three months ended September 30, 2019. The increase in interest-earning assets was due primarily to increases of $151.8 million in average loans, including loans held-for-sale, largely as a result of an increase of $85.1 million in average PPP loans, and an increase of $20.9 million, or 39.6%, in average balance of deposits due from banks, available-for-sale securities and FHLBNY stock, reduced by a decrease of $8.8 million, or 2.3%, in average certificates of deposit. The increase in interest earning assets was offset by increases of $79.7 million, or 55.1%, in average money market accounts, $36.4 million, or 40.2%, in average borrowings, $3.0 million, or 2.6%, in average savings and $1.5 million, or 5.3%, in average NOW/IOLA. The net interest rate spread decreased by 11 basis points to 3.33% for the three months ended September 30, 2020 from 3.44% for the three months ended September 30, 2019, and the net interest margin decreased by 18 basis points to 3.65% for the three months ended September 30, 2020 from 3.83% for three months ended September 30, 2019.

Management continues to deploy various asset and liability management strategies to manage the Company’s risk of interest rate fluctuations. Net interest margin decreased 18 basis points in the third quarter of 2020, to 3.65% from 3.83% in the third quarter of 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive and evidencing the effect of PPP loans. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. Further, on March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points due to the onset of the COVID-19 pandemic. These March 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. However, in the event that short-term interest rates were to be cut further in 2020 or beyond, the Company’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which further cuts would impact the Company’s yields on its earning assets.

Although it could be anticipated that the Bank’s net interest margin may further decrease in 2020, management believes net interest income should continue to increase compared to 2019 primarily due to increased average earning asset volumes, primarily loans. Management will continue to seek to fund these increased loan volumes by growing its core deposits, but will utilize funding alternatives, as needed.

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

After an evaluation of these factors, the Company established a provision for loan losses for the three months ended September 30, 2020 of $620,000 as compared to $14,000 for the three months ended September 30, 2019. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The increase of $606,000 in provision of loan losses was primarily driven by increases of $318,000 in nonresidential properties, $147,000 in business loans, $118,000 in multifamily residential, $106,000 in 1-4 family investor owned residential mortgage and $106,000 in 1-4 family owner-occupied residential mortgage and $77,000 in consumer loans, offset by  a decreases of $266,000 in construction and land. The ALLL was $14.4 million, or 1.28% of total loans, at September 30, 2020, compared to $12.3 million, or 1.28% of total loans, at December 31, 2019. Excluding $86.2 million in PPP loans, the ALLL at September 30, 2020 would have been 1.39% of total loans.

Factoring in the uncertainty about the COVID-19 pandemic and to the best of management’s knowledge, the Company recorded all loan losses that are both probable and reasonably expected. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Company’s loan portfolio, could result in material increases in the Company’s provision for loan losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses and as a result of such reviews, the Company may determine to adjust the ALLL. However, regulatory agencies are not directly involved in establishing the ALLL as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Company has selected the CECL model and has begun running scenarios. The extent of the change to ALLL is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The Company is taking advantage of the extended transition period for complying with this new accounting standard. Assuming it remains a smaller reporting company, the Company will adopt the CECL standard for fiscal years beginning after December 15, 2022. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the accompanying Consolidated Financial Statements for a discussion of the CECL standard.

Non-interest Income. Non-interest income consists primarily of income from service charges and related fees on deposit and loan accounts, commission income, and fees for other banking services. Also included in non-interest income are gains on the sale of loans, recoveries on loans, gains or losses on the sale of available-for-sale securities and gains or losses on sale of other assets, such as the gain on the sale of real property related to the Bank’s former branch location.

Total non-interest income increased $6.7 million to $7.3 million for the three months ended September 30, 2020 from $579,000 from the three months ended September 30, 2019. The increase in non-interest income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to a $4.4 million gain on sale of real property combined with $2.2 million in loan fees, brokerage commission income and other non-interest income attributable to Mortgage World. The increase in non-interest income was slightly offset by a decrease of $16,000 in late and prepayment charges related to mortgage loans and service charges and fees.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$236	$247	$(11)	(4.5%)
Brokerage commissions	447	36	411	*
Late and prepayment charges	145	150	(5)	(3.3%)
Gain on sale of mortgage loans	1,372	—	1,372	—%
Loan origination	269	—	269	—%
Gain on sale of real property	4,412	—	4,412	—%
Other	371	146	225	154.1%
Total non-interest income	$7,252	$579	$6,673	*

*Indicates more than 500%.

Non-interest Expense. Non-interest expense consists primarily of compensation and benefits, occupancy and equipment and other expenses related to conducting our operations and growing our business. Such other expenses primarily include data processing fees, direct loan expense, insurance and surety bond premiums, office supplies, telephone and postage, professional fees, marketing and promotional expenses, director fees and regulatory dues.

Total non-interest expense increased $3.0 million, or 32.1%, to $12.3 million for the three months ended September 30, 2020, compared to $9.3 million for the three months ended September 30, 2019. The increase in non-interest expense was primarily attributable to $887,000 in compensation and benefits, of which $817,000 was attributable to Mortgage World. Other increases in non-interest expenses were $641,000 in occupancy and equipment expense due to new software licenses and security services, $597,000 in professional fees, $259,000 in other operating expenses mainly due to employment agency fees, $254,000 in direct loan expenses, $198,000 in data processing expenses as a result of system enhancements and implementation charges related to new software upgrades, $105,000 in office supplies, telephone and postage, $81,000 in marketing and promotional expenses, offset by decreases of $21,000 in regulatory dues and $8,000 in insurance and surety bond premiums. The increase of $597,000 in professional fees was mainly attributable to increases in consulting fees of $434,000 related to one-time non-recurring expenses related to the implementation of SalesForce, professional services of $50,000 related to the document imaging project adopted in late 2019, $38,000 related to internal audit, $38,000 related to legal fees and $25,000 related to auditing fees. Included in non-interest expense for the three months ended September 30, 2020 is $330,000 of additional expenses incurred as a result of the COVID-19 pandemic. Excluding $1.6 million in non-interest expense related to Mortgage World, total non-interest expense increased $1.4 million, 15.4%, to $10.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,554	$4,667	$887	19.0%
Occupancy and equipment	2,584	1,943	641	33.0%
Data processing expenses	596	398	198	49.7%
Direct loan expenses	437	183	254	138.8%
Insurance and surety bond premiums	138	146	(8)	(5.5%)
Office supplies, telephone and postage	386	281	105	37.4%
Professional fees	1,553	956	597	62.4%
Marketing and promotional expenses	127	46	81	176.1%
Directors fees	69	69	—	0.0%
Regulatory dues	49	70	(21)	(30.0%)
Other operating expenses	834	575	259	45.0%
Total non-interest expense	$12,327	$9,334	$2,993	32.1%

Income Tax Provision. The Company had an income tax expenses of $1.1 million and $287,000 for the three months ended September 30, 2020 and 2019, resulting in effective tax rates of 22.2% and 28.8%, respectively.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table presents the results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$39,026	$37,749	$1,277	3.4%
Interest expense	8,730	9,178	(448)	(4.9%)
Net interest income	30,296	28,571	1,725	6.0%
Provision for loan losses	2,037	163	1,874	*
Net interest income after provision for loan losses	28,259	28,408	(149)	(0.5%)
Non-interest income	8,448	2,018	6,430	318.6%
Non-interest expense	33,584	27,132	6,452	23.8%
Income before income taxes	3,123	3,294	(171)	(5.2%)
Provision for income taxes	898	967	(69)	(7.1%)
Net income	$2,225	$2,327	$(102)	(4.4%)
Earnings per share for the period
Basic	$0.13	$0.13	$—	0.0%
Diluted	$0.13	$0.13	$—	0.0%

*Indicates more than 500%.

General. Net income for the nine months ended September 30, 2020 was $2.2 million compared to $2.3 million in net income for the nine months ended September 30, 2019. The change in net income reflects a $6.4 million, or 318.6%, increase in non-interest income, mainly as a result of a $4.4 million gain recognized from the sale of real property, a $1.3 million, or 3.4%, increase in interest and dividend income, a $448,000, or 4.9%, decrease in interest expense and a $69,000, or 7.1%, decrease in provision for income taxes, offset by a $6.5 million, or 23.8%, increase in non-interest expense, and a $1.9 million increase in provision for loan losses. Basic and diluted earnings per share was $0.13 for the nine months ended September 30, 2020 and 2019.

Interest and Dividend Income. Interest and dividend income increased $1.3 million or 3.4%, to $39.0 million for the nine months ended September 30, 2020 from $37.7 million for the nine months ended September 30, 2019. The increase was due primarily to a $1.5 million, or 4.1%, increase in interest on loans, which is the Company’s primary source of income, offset by a decrease of $224,000, or 24.1%, in interest on deposits due from banks and available-for-sale securities and dividend on FHLBNY stock. Average balance of loans increased $95.7 million, or 10.2%, to $1.0 billion for the nine months ended September 30, 2020 from $941.0 million for the nine months ended September 30, 2019. The increase of $1.5 million in interest income on loans receivable was driven by increases of $573,000 in multifamily residential loans, $438,000 in business loans, $418,000 in construction and land loans, $141,000 in nonresidential properties loans and $43,000 in consumer loans. The increase was offset by a decrease of $112,000 in 1-4 family residential mortgage loans. The average yield on loans decreased 29 basis points to 4.94% for the nine months ended September 30, 2020 from 5.23% for the nine months ended September 30, 2019, reflecting the impact of PPP loans.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$15,199	$15,311	$(112)	(0.7%)
Multifamily residential	9,551	8,978	573	6.4%
Nonresidential properties	7,330	7,189	141	2.0%
Construction and land	5,010	4,592	418	9.1%
Business loans	1,120	682	438	64.2%
Consumer loans	109	66	43	65.2%
Total interest income on loans receivable	$38,319	$36,818	$1,501	4.1%

Interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock decreased $224,000, or 24.1%, to $707,000 for the nine months ended September 30, 2020 from $931,000 for the nine months ended September 30, 2019. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $11.7 million, or 19.5%, to $72.1 million for the nine months ended September 30, 2020 from $60.3 million for the nine months ended September 30, 2019. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock decreased 75 basis points to 1.31% for the nine months ended September 30, 2020 from 2.06% for the nine months ended September 30, 2019.

The following table presents interest and dividend income on deposits due from banks, available-for-sales securities and FHLBNY stock for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$74	$498	$(424)	(85.1%)
Interest on available-for-sale securities	361	244	117	48.0%
Dividend on FHLBNY stock	272	189	83	43.9%
Total interest and dividend income	$707	$931	$(224)	(24.1%)

Interest Expense. Interest expense decreased $448,000, or 4.9%, to $8.7 million for the nine months ended September 30, 2020 from $9.2 million for the nine months ended September 30, 2019. Interest expense on certificates of deposit decreased $602,000, or 10.5%, to $5.2 million for the nine months ended September 30, 2020 from $5.8 million for the nine months ended September 30, 2019. The average balance on certificates of deposit decreased $32.8 million, or 8.0%, to $375.3 million for the nine months ended September 30, 2020 from $408.2 million for the nine months ended September 30, 2019, and the average rate paid on certificates of deposit increased 6 basis points to 1.83% for the nine months ended September 30, 2020 from 1.89% for the nine months ended September 30, 2019.

Interest expense on money market accounts decreased $507,000, or 25.3% to $1.5 million for the nine months ended September 30, 2020 from $2.0 million for the nine months ended September 30, 2019. The average balance of money market accounts increased $69.7 million, or 56.1%, to $194.0 million for the nine months ended September 30, 2020 from $124.3 million for the nine months ended September 30, 2019, while the average rate paid on money market accounts decreased 113 basis points to 1.03% for the nine months ended September 30, 2020 from 2.16% for the nine months ended September 30, 2019.

Interest expense on borrowings increased $639,000, or 52.8%, to $1.9 million for the nine months ended September 30, 2020 from $1.2 million for the nine months ended September 30, 2019. The average balance on borrowings increased $53.8 million, or 82.8%, to $118.7 million for the nine months ended September 30, 2020 from $64.9 million for the nine months ended September 30, 2019, and the average rate the Company paid on borrowings decreased 41 basis points to 2.08% for the nine months ended September 30, 2020 from 2.49% for the nine months ended September 30, 2019.

The following table presents interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$5,154	$5,756	$(602)	(10.5%)
Money market	1,497	2,004	(507)	(25.3%)
Savings	109	118	(9)	(7.6%)
NOW/IOLA	117	86	31	36.0%
Advance payments by borrowers	3	3	—	—%
Borrowings	1,850	1,211	639	52.8%
Total interest expense	$8,730	$9,178	$(448)	(4.9%)

Net Interest Income. Net interest income increased $1.7 million, or 6.0%, to $30.3 million for the nine months ended September 30, 2020 from $28.6 million for the nine months ended September 30, 2019, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $18.2 million, or 7.4%, to $265.6 million for the nine months ended September 30, 2020 from $247.4 million for the nine months ended September 30, 2019, due primarily to an increase of $95.7 million in average loans including loans held for sale, due to an increase of $38.6 million in average PPP loans, a decrease of $32.8 million in average certificates of deposit, an increase of $11.7 million of interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock and a decrease of $3.3 million in average savings deposit accounts offset by increases of $69.7 million in average money market accounts, $53.0 million in average borrowings and a $2.2 million in average NOW/IOLA. The net interest rate spread decreased by 8 basis points to 3.33% for the nine months ended September 30, 2020 from 3.41% for the nine months ended September 30, 2019, and the net interest margin decreased by 16 basis points to 3.65% for the nine months ended September 30, 2020 from 3.81% for the nine months ended September 30, 2019.

Management continued in the first nine months of 2020 to deploy various asset and liability management strategies to manage the Company’s risk of interest rate fluctuations. Net interest margin decreased 16 basis points in the first nine months of 2020, to 3.65% from 3.81% in the first nine months of 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive and the impact of PPP loans. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. Further, on March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points due to the onset of the COVID-19 pandemic. These March 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. In the event that short-term interest rates were to be cut further in 2020 or beyond, the Bank’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which further cuts would impact the Bank’s yields on its earning assets.

Although it could be anticipated that the Company’s net interest margin may further decrease in 2020, management believes net interest income should continue to increase compared to 2019 primarily due to increased average earning asset volumes, primarily loans. Management will continue to seek to fund these increased loan volumes by growing its core deposits, but will utilize funding alternatives, as needed.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an ALLL that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

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

After an evaluation of these factors, the Company established a provision for loan losses for the nine months ended September 30, 2020 of $2.0 million as compared to $163,000 for the nine months ended September 30, 2019. The increase in provision for loan losses reflects management’s assessment of the plausible impact of the COVID-19 pandemic on our borrowers. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The increase of $1.9 million in provision of loan losses was primarily driven by increases of $1.1 million in multifamily residential, $708,000 in 1-4 family investor owned residential mortgage, $552,000 in nonresidential properties, $273,000 in 1-4 family owner-occupied residential mortgage and $78,000 in consumer loans, offset by decreases of $567,000 in business loans and $280,000 in construction and land. The ALLL was $14.4 million, or 1.28% of total loans, at September 30, 2020, compared to $12.3 million, or 1.28% of total loans, at December 31, 2019. Excluding $86.2 million in PPP loans, the ALLL would have been 1.39% of total loans as of September 30, 2020.

Non-interest Income. Non-interest income consists primarily of income from service charges and related fees on deposit and loan accounts, commission income, and fees for other banking services. Also included in non-interest income are gains on the sale of loans, recoveries on loans, gains or losses on the sale of available-for-sale securities and gains or losses on sale of other assets, such as gain on the sale of real property related to the Bank’s former branch location.

Total non-interest income increased $6.4 million, or 318.6% to $8.4 million for the nine months ended September 30, 2020 from $2.0 million from the nine months ended September 30, 2019. The increase in non-interest income was due to increases of a $4.4 million in gain from the sale of real property combined with $2.2 million in gain on sale of mortgage loans, loan origination fees, brokerage commissions and other non-interest income attributable to Mortgage World. The increase in non-interest income was offset by decreases of $274,000 in late and prepayment charges related to mortgage loans and $76,000 in service charges and fees.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$629	$705	$(76)	(10.8%)
Brokerage commissions	519	169	350	207.1%
Late and prepayment charges	277	551	(274)	(49.7%)
Gain on sale of mortgage loans	1,372	—	1,372	—%
Loan origination	269	—	269	—%
Gain on sale of real property	4,412	—	4,412	—%
Other	970	593	377	63.6%
Total non-interest income	$8,448	$2,018	$6,430	318.6%

Non-interest Expense. Non-interest expense consists primarily of compensation and benefits, occupancy and equipment and other expenses related to conducting our operations and growing our business. Such other expenses primarily include data processing fees, direct loan expense, insurance and surety bond premiums, office supplies, telephone and postage, professional fees, marketing and promotional expenses, director fees and regulatory dues.

Total non-interest expense increased $6.5 million, or 23.8%, to $33.6 million for the nine months ended September 30, 2020, compared to $27.1 million for the nine months ended September 30, 2019. The increase in noninterest expense was attributable to increases of $2.3 million in professional fees, $1.3 million in occupancy and equipment expense due to new software licenses and security services, $1.1 million in compensation and benefits, of which $817,000 of the increase was attributable to Mortgage World. Other increases in non-interest expenses were $522,000 in other operating expenses mainly due to employment agency fees, $387,000 in marketing and promotional expenses, $377,000 in data processing expenses as a result of system enhancements and implementation charges related to software implementations, $327,000 direct loan expense, $145,000 in office supplies, telephone and postage, $75,000 in insurance and surety bond premiums, offset by decreases of $22,000 in regulatory dues and $18,000 in directors fees. The increase of $2.3 million in professional fees from prior year period is primarily a result of increases in consulting fees of $1.3 million related to one-time non-recurring expenses related to the implementation of SalesForce, professional services of $982,000 related to the document imaging project adopted in late 2019, $216,000 related to internal audit and $96,000 related to our annual report. Included in noninterest expense for the nine months ended September 30, 2020 is $852,000 of additional expenses incurred as a result of the COVID-19 pandemic. Excluding $1.6 million in non-interest expense attributable to Mortgage World, total non-interest expense increased $4.9 million, or 18.1%, to $32.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$15,207	$14,157	$1,050	7.4%
Occupancy and equipment	6,878	5,586	1,292	23.1%
Data processing	1,559	1,182	377	31.9%
Direct loan expense	848	521	327	62.8%
Insurance and surety bond premiums	387	312	75	24.0%
Office supplies, telephone and postage	1,014	869	145	16.7%
Professional fees	4,516	2,199	2,317	105.4%
Marketing and promotional expenses	506	119	387	325.2%
Directors fees	207	225	(18)	(8.0%)
Regulatory dues	151	173	(22)	(12.7%)
Other operating expenses	2,311	1,789	522	29.2%
Total non-interest expense	$33,584	$27,132	$6,452	23.8%

Income Tax Provision. The Company incurred income tax expenses of $898,000 for the nine months ended September 30, 2020 and $967,000 for the nine months ended September 30, 2019, resulting in effective tax rates of 28.8% and 29.4%, respectively.

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

	For the Three Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,109,799	$13,375	4.79%	$957,987	$12,663	5.24%
Available-for-sale securities	13,741	132	3.81%	22,415	81	1.43%
Other (3)	60,068	96	0.64%	30,460	209	2.72%
Total interest-earning assets	1,183,608	13,603	4.57%	1,010,862	12,953	5.08%
Non-interest-earning assets	58,493			35,840
Total assets	$1,242,101			$1,046,702
Interest-bearing liabilities:
NOW/IOLA	$29,687	$40	0.54%	$28,183	$35	0.49%
Money market	224,339	422	0.75%	144,666	685	1.88%
Savings	121,355	37	0.12%	118,308	38	0.13%
Certificates of deposit	371,094	1,597	1.71%	379,915	1,896	1.98%
Total deposits	746,475	2,096	1.12%	671,072	2,654	1.57%
Advance payments by borrowers	7,756	1	0.05%	7,991	1	0.05%
Borrowings	126,729	655	2.06%	90,361	533	2.34%
Total interest-bearing liabilities	880,960	2,752	1.24%	769,424	3,188	1.64%
Non-interest-bearing liabilities:
Non-interest-bearing demand	191,269	—		109,491	—
Other non-interest-bearing liabilities	9,607	—		3,402	—
Total non-interest-bearing liabilities	200,876	—		112,893	—
Total liabilities	1,081,836	2,752		882,317	3,188
Total equity	160,265			164,385
Total liabilities and total equity	$1,242,101		1.24%	$1,046,702		1.64%
Net interest income		$10,851			$9,765
Net interest rate spread (4)			3.33%			3.44%
Net interest-earning assets (5)	$302,648			$241,438
Net interest margin (6)			3.65%			3.83%
Average interest-earning assets to interest-bearing liabilities			134.35%			131.38%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,036,706	$38,319	4.94%	$940,971	$36,818	5.23%
Available-for-sale securities	16,227	361	2.97%	22,772	244	1.43%
Other (3)	55,746	346	0.83%	37,551	687	2.45%
Total interest-earning assets	1,108,679	39,026	4.70%	1,001,294	37,749	5.04%
Non-interest-earning assets	53,945			35,142
Total assets	$1,162,624			$1,036,436
Interest-bearing liabilities:
NOW/IOLA	$29,469	$117	0.53%	$27,298	$86	0.42%
Money market	193,951	1,497	1.03%	124,263	2,004	2.16%
Savings	117,424	109	0.12%	120,748	118	0.13%
Certificates of deposit	375,303	5,154	1.83%	408,241	5,756	1.89%
Total deposits	716,147	6,877	1.28%	680,550	7,964	1.56%
Advance payments by borrowers	8,226	3	0.05%	8,423	3	0.05%
Borrowings	118,701	1,850	2.08%	64,947	1,211	2.49%
Total interest-bearing liabilities	843,074	8,730	1.38%	753,920	9,178	1.63%
Non-interest-bearing liabilities:
Non-interest-bearing demand	155,158	—		110,730	—
Other non-interest-bearing liabilities	5,927	—		4,087	—
Total non-interest-bearing liabilities	161,085	—		114,817	—
Total liabilities	1,004,159	8,730		868,737	9,178
Total equity	158,465			167,699
Total liabilities and total equity	$1,162,624		1.38%	$1,036,436		1.63%
Net interest income		$30,296			$28,571
Net interest rate spread(4)			3.32%			3.41%
Net interest-earning assets (5)	$265,605			$247,374
Net interest margin (6)			3.65%			3.81%
Average interest-earning assets to interest-bearing liabilities			131.50%			132.81%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the Company’s net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans (1)	$5,703	$(4,991)	$712	$4,550	$(3,049)	$1,501
Available-for-sale securities	(276)	327	51	(133)	250	117
Other	1,140	(1,253)	(113)	560	(901)	(341)
Total interest-earning assets	6,567	(5,917)	650	4,977	(3,700)	1,277
Interest-bearing liabilities:
NOW/IOLA	(8)	13	5	(1)	32	31
Money market	2,273	(2,536)	(263)	1,675	(2,182)	(507)
Savings	6	(7)	(1)	(1)	(8)	(9)
Certificates of deposit	695	(994)	(299)	(412)	(190)	(602)
Total deposits	2,966	(3,524)	(558)	1,261	(2,348)	(1,087)
Borrowings	482	(360)	122	1,127	(488)	639
Total interest-bearing liabilities	3,448	(3,884)	(436)	2,388	(2,836)	(448)
Change in net interest income	$3,119	$(2,033)	$1,086	$2,589	$(864)	$1,725

(1)	Loans include loans and mortgage loans held for sale, at fair value.

Management of Market Risk

General. The most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Company’s operations is to manage interest rate risk and limit the exposure of its financial condition and results of operations to changes in market interest rates. The Company’s Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate, given the business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with policies and guidelines approved by the Board of Directors. The Company currently utilizes a third-party modeling solution that is prepared on a quarterly basis, to evaluate its sensitivity to changing interest rates, given the Company’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

The Bank does not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. Mortgage World currently is not engaged in hedging activities to cover the risks of interest rate movements while it holds mortgages for sale. The current low mortgage interest rates and their limited volatility has effectively mitigated such risks. Should the mortgage interest rate environment change, Mortgage World may consider renewed hedging strategies.

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Company’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Company has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of September 30, 2020, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$39,185	(12.61%)
+300	41,143	(8.24%)
+200	42,764	(4.63%)
+100	44,019	(1.83%)
Level	44,839	—%
-100	44,273	(1.26%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At September 30, 2020, the earnings simulation model indicated that the Company was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2020, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$125,166	$(26,558)	(17.50%)	10.48%	1,750
+300	133,512	(18,212)	(12.00%)	10.99%	1,200
+200	140,959	(10,765)	(7.10%)	11.40%	710
+100	147,459	(4,265)	(2.81%)	11.73%	281
Level	151,724	—	—%	11.87%	—
-100	164,281	12,557	8.28%	12.65%	828

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At September 30, 2020, the EVE model indicated that the Company was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The Asset/Liability Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The Federal Reserve Board decreased the targeted federal funds interest rate by 25 basis points in each of July 2019, September 2019 and October 2019. On March 3, 2020 and March 15, 2020, the Federal Reserve Board, in emergency actions, decrease this targeted federal funds rate by an aggregate of 150 basis points due to the onset of the COVID-19 pandemic. These rate cuts were in response to unprecedented market turmoil. Management cannot make any representation as to whether, or how many times, the Federal Reserve Board will decrease or increase the targeted federal funds rate in the future.

GAP Analysis. In addition, management analyzes interest rate sensitivity by monitoring the Company’s interest rate sensitivity "gap." The interest rate sensitivity gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at September 30, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2020
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$61,790	$61,790	$61,790	$61,790	$61,790	$61,790	$61,790	$14,302	$76,092
Available-for-sale securities	778	1,515	3,441	5,950	7,310	14,335	14,335	177	14,512
Placements with banks	2,740	2,740	2,740	2,740	2,740	2,740	2,740	(1)	2,739
Net loans (includes LHFS)	132,538	213,578	387,762	650,921	1,085,185	1,125,026	1,125,026	(2,970)	1,122,056
FHLBNY stock	6,418	6,414	6,414	6,414	6,414	6,414	6,414	—	6,414
Other assets	—	—	—	—	—	—	—	55,538	55,538
Total	$204,264	$286,037	$462,147	$727,815	$1,163,439	$1,210,305	$1,210,305	$67,046	$1,277,351
Liabilities:
Non-maturity deposits	$14,874	$29,748	$59,496	$118,991	$259,250	$428,435	$428,435	$165,638	$594,073
Certificates of deposit	67,218	141,746	233,867	322,152	375,171	379,171	379,171	—	379,171
Other liabilities	—	8,029	11,029	88,909	117,284	123,178	123,178	22,555	145,733
Total liabilities	82,092	179,523	304,392	530,052	751,705	930,784	930,784	188,193	1,118,977
Capital	—	—	—	—	—	—	—	158,374	158,374
Total liabilities and capital	$82,092	$179,523	$304,392	$530,052	$751,705	$930,784	$930,784	$346,567	$1,277,351
Asset/liability gap	$122,172	$106,514	$157,755	$197,763	$411,734	$279,521	$279,521
Gap/assets ratio	248.82%	159.33%	151.83%	137.31%	154.77%	130.03%	130.03%

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at December 31, 2019, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2019, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Company also has access to borrow from the FHLBNY through the Bank. At September 30, 2020 and December 31, 2019, the Company had $117.3 million and $104.4 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through a standby letter of credit of $3.4 million, and $3.5 million, respectively. At September 30, 2020, there was eligible collateral of approximately $329.9 million in mortgage loans available to secure advances from the FHLBNY. As a result of the acquisition of Mortgage World, the Company has two warehouse lines of credit with a maximum credit line of $14.9 million, of which $9.1 million were utilized with $5.8 million remained unused as of September 30, 2020. The Company also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was $0 million outstanding at September 30, 2020 and December 31, 2019. The Company did not have any securities sold under repurchase agreements with brokers as of September 30, 2020 or December 31, 2019.

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

Net cash (used in) provided by operating activities was $(2.6 million) and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, purchases of new securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(149.2 million) and $(62.8 million) for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and advances, was $200.2 million and $35.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Based on the Company’s current assessment of the economic impact of the COVID-19 pandemic on its borrowers, management has determined that it will likely be a detriment to borrowers’ ability to repay in the short-term and that the likelihood of long-term detrimental effects will depend significantly on the resumption of normalized economic activities, a factor not yet determinable. Bank management also took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At September 30, 2020 and December 31, 2019, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at September 30, 2020 and December 31, 2019. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2020 and December 31, 2019, the Company had outstanding commitments to originate loans and extend credit of $140.4 million and $96.1 million, respectively, and outstanding commitments with investors and borrowers to purchase loans at lock-in rates in the amount of $16.5 million at September 30, 2020. It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2020 totaled $234.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of the its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2020, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) filed with the SEC on March 17, 2020.

The COVID-19 pandemic, or other widespread health crises, could have a material adverse effect on our business, financial condition or results of operations

The COVID-19 pandemic has caused significant economic disruption, including volatility in the global, national and local markets. Due to the uncertainty related to the duration, magnitude and impact of COVID-19 pandemic, its effects on the Company’s business are uncertain and difficult to predict, but may include:

•

significant failures, errors, delays, disruptions or instability affecting key products or services, vendors, suppliers. information technology platforms, data processing, production and delivery systems, applications or processes, including those that negatively affect the ability to calculate, process or distribute products or services to customers effectively;

•	adverse effect on market conditions, volatility in the financial markets and unforeseen lending and investment trends resulting in a reduction in income;
•	an inability to sustain revenue growth through obtaining new customers and achieving and maintaining a high level of existing customers;
•	delays in the Company’s ability to collect on loans receivables;
•	lack of access by customers and staff to Company premises and branches;
•	higher than expected noninterest expense resulting from efforts to mitigate the COVID-19 pandemic; and
•	increased strain on the workforce, management and other resources, including employee absenteeism and illness of key personnel.

These effects, alone or taken together, could have a material adverse effect on the Company’s business, financial conditions or results of operations. If the COVID-19 pandemic is sustained or prolonged, these effects could be exacerbated. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item IA of its 2019 Annual Report. Many of these risk factors may be exacerbated by global widespread health crises such as the COVID-19 pandemic, including risks related to our dependence on third party data processing, withdrawals and reductions in services, technology instability and failure, lower growth and profitability rates, changes in investment practices and trends, and the ability to remain competitive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	56,955	$10.13	122,404	742,583
August 1, 2020 - August 31, 2020	26,160	$8.86	148,564	716,423
September 1, 2020 - September 30, 2020	34,827	$8.62	183,391	681,596
Total	117,942	$9.40

The Company repurchased 117,942 shares and 334,785 shares of its common stock at an aggregate cost of $1.1 million and $3.8 million during the three and nine months ended September 30, 2020, respectively.

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was permitted to repurchase up to 923,151 shares of its common stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company repurchased 886,325 shares under this program. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was permitted to repurchase up to 878,835 shares of its common stock, or approximately 5% of the Company’s then current issued and outstanding common shares. The Company repurchased 367,098 shares under the second program. The second repurchase program was terminated on March 27, 2020. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was permitted to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. As of September 30, 2020, the Company repurchased 183,391 shares under the third program. The current repurchase program may be suspended or terminated at any time without prior notice, and it will expire no later than November 30, 2020.

As of September 30, 2020, the Company had repurchased a total of 1,436,814 shares under the repurchase programs at a weighted average price of $13.62 per share, of which 1,346,679 were reported as treasury stock. Of the 1,436,814 shares repurchased, 90,135 shares have been granted to directors and executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2019.

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

Company Name

Date: November 12, 2020	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 12, 2020	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer