Form 10-K
period 2020-12-31
PDL Community Bancorp
filed 2021-03-29
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting  under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 25, 2021 was $70,826,239.

As of March 25, 2021, the registrant had 17,024,207 shares of common stock, $0.01par value per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, schedule to be held on May 25, 2021, are incorporated into Part III hereof.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	the continuing impact of the Dodd-Frank Act and the implementing regulations;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;

ii

•	the inability of third party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current and future economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits, generally and related to the COVID-19 pandemic;
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

iii

PART I

Item 1. Business

PDL Community Bancorp

PDL Community Bancorp (hereafter referred to as “we,” “our,” “us,” “PDL Community Bancorp,” or the “Company”), is the majority-owned subsidiary of Ponce Bank Mutual Holding Company, a mutual form savings and loan holding company. PDL Community Bancorp is the holding company of Ponce Bank (“Ponce Bank” or the “Bank”), a federally─chartered stock savings association, and Mortgage World Bankers, Inc. (“Mortgage World”), a licensed New York State mortgage banker. The Company is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. The Company has been approved as a Financial Holding Company and may exercise such powers as are permitted by applicable laws and regulations.

The Company’s cash flow is dependent on earnings from investments and any dividends received from Ponce Bank and Mortgage World. PDL Community Bancorp does not own nor lease any property, but instead uses the premises, equipment and furniture of Ponce Bank and Mortgage World. At the present time, the Company employs only persons who are officers of Ponce Bank and Mortgage World to serve as officers of PDL Community Bancorp. It uses the support staff of Ponce Bank from time to time. These persons are not separately compensated by PDL Community Bancorp. PDL Community Bancorp may hire additional employees, as appropriate, to the extent it so determines in the future.

The Company’s executive office is located at 2244 Westchester Avenue, Bronx, New York 10462, and the telephone number at that address is (718) 931-9000.

Available Information

Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), PDL Community Bancorp is required to file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports as required with the SEC. The SEC website, www.sec.gov, provides access to all Company filings which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholders’ information are available free of charge on the Bank’s website, www.poncebank.com (within the Investor Relations section). The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this annual report.

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “PDLB.”

Ponce Bank

Ponce Bank is a federally-chartered stock savings association headquartered in the Bronx, New York. Ponce Bank was originally chartered in 1960 as a federally-chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” In 2017, the Bank adopted its current name. The Bank is designated as a Minority Depository Institution and a Community Development Financial Institution under applicable regulations and is a certified Small Business Administration lender.

The Bank’s business is conducted through its administrative office and 13 branch banking offices. The banking offices are located in Bronx (4 branches), Manhattan (2 branches), Queens (3 branches) and Brooklyn (3 branches), New York, and Union City (1 branch), New Jersey.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties, construction and land, and in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, as well as, mortgage-backed securities, corporate bonds and Federal Home Loan Bank of New York (the “FHLBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

Mortgage World Bankers, Inc.

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

Market Area

The Bank is headquartered in the Bronx, New York, with a primary market in the other boroughs of New York City (excluding Staten Island) and Hudson County, New Jersey. Mortgage World is headquartered in Astoria, Queens, with a primary market area in the New York City metropolitan area. The size and complex nature of the geographic footprint makes for diverse demographics that continue to undergo significant changes, in terms of economic, racial, ethnic and age parameters, all with potentially substantial long-term institutional ramifications.

The Bank’s primary deposit base includes a large and stable base of locally employed blue-collar workers with low-to-medium income, middle-aged, and with limited investment funds. Within the base of locally employed blue-collar workers there is a significant, and growing, portion of recently immigrated, younger, lower-skilled laborers. The influx of immigrant lower-skilled workers, however, has been hampered by the increases in rental rates in the rental housing market within the New York City metropolitan area.

Another significant customer segment of the Bank consists of middle aged and older white-collar, high-income individuals, many of whom are self-employed real estate investors and developers. They constitute a large percentage of the borrowing base of the Bank and, increasingly, are becoming the source of a significant percentage of commercial deposits.

The Bank has historically been funded through local community deposits. Today, the Bank continues to rely primarily on community deposits from its market areas to fund investments and loans. However, the mix of community deposits now includes demand and money market funds of consumer, commercial and not-for-profit entities, with a decreasing reliance on time deposits. Additionally, the Bank has been using alternative funding sources such as brokered deposits and FHLBNY advances to support loan growth.

Mortgage World traditionally has relied on the home purchase market as its principal source of loans for sale in the secondary market. The advent of historically low interest rates has enabled Mortgage World to successfully enter the home refinance market.

The Bank’s market was significantly impacted negatively by the COVID-19 pandemic. The COVID-19 pandemic caused substantial economic slowdowns, leading to unemployment, closures of businesses and other hardships. The federal government response, including lowering of interest rates, Paycheck Protection Program lending, extended unemployment benefits and business assistance, provided notable economic support, leading to significant economic recovery. During the COVID-19 pandemic, the Bank and Mortgage World continued to service the market area.

Competition

The Company faces significant competition within its market area both in originating loans and attracting deposits. There is a high concentration of financial institutions in the market area, including national, regional and other locally-operated commercial banks, savings banks, savings associations and credit unions whose activities include banking as well as mortgage lending. Several “mega” banks exist in the market, such as JPMorgan Chase, Citibank and Capital One, many of whom are continuing to push for retail deposits and home mortgages. A number of the Bank’s competitors offer non-deposit products and services that the Bank does not currently offer, such as trust services, private banking, insurance services and asset management. Additionally, the Company faces an increasing level of competition from non-core financial service providers that do not necessarily maintain a physical presence in the

Bank’s market area, such as Radius Bank, Quicken Loans, Freedom Mortgage and many internet financial service providers. The amount of competition facing the Company is extensive and can negatively impact its growth.

The market share of bank deposits in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 1.72% (as of June 30, 2020) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customers.

Lending Activities

General. The Bank’s principal lending activity is originating real estate-secured loans, including one-to-four family investor-owned and owner-occupied residential, multifamily residential, nonresidential property, construction and land loans, and commercial and industrial (“C&I”) business loans and consumer loans. It originates real estate and other loans through its loan officers, marketing efforts, customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. Most recently, the Bank entered into a partnership with Grain Technologies, LLC. (“Grain”). Grain provides a line of credit using a mobile application geared nationally to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. These loans are reflected in the consumer loan portfolio. During 2020, the Bank focused on making PPP loans within its market area, to both customers and non-customers. The Bank remains committed to assist its communities with PPP loans. Subject to market conditions and its asset-liability analysis, the Bank looks to maintain its emphasis on multifamily residential and nonresidential property loans while growing the overall loan portfolio and increasing the overall yield earned on loans.

Lending activities are conducted primarily by the Bank’s salaried loan officers operating at its main and branch office locations as well as remotely. It also conducts lending activities through its subsidiary Ponce De Leon Mortgage Corporation. All loans originated by the Bank are underwritten pursuant to its policies and procedures. The Bank currently intends that substantially all of its mortgage loan originations will have adjustable interest rates. For its non-PPP business loan originations, variable rate pricing is offered based on prime rate plus a margin.

Mortgage World’s lending activities consists of taking applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors. At December 31, 2020, 70 loans related to Mortgage World in the amount of $34.4 million were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. Because of Mortgage World’s business and all of its loans are held for sale, they are not included in the discussion that follows. See Note 13, “Fair Value” of the Notes to the accompanying Consolidated Financial Statements.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding mortgage loans held for sale) at the dates indicated. Loans in process at December 31, 2020 and December 31, 2019 were $101.1 million and $58.1 million, respectively.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$319,596	27.27%	$305,272	31.60%	$303,197	32.61%	$287,158	35.51%	$227,409	34.90%
Owner-occupied	98,795	8.43%	91,943	9.52%	92,788	9.98%	100,854	12.47%	97,631	14.98%
Multifamily residential	307,411	26.23%	250,239	25.90%	232,509	25.01%	188,550	23.31%	158,200	24.28%
Nonresidential properties	218,929	18.68%	207,225	21.45%	196,917	21.18%	151,193	18.70%	121,500	18.64%
Construction and land	105,858	9.03%	99,309	10.28%	87,572	9.42%	67,240	8.31%	30,340	4.66%
Total mortgage loans	1,050,589	89.64%	953,988	98.75%	912,983	98.20%	794,995	98.30%	635,080	97.46%
Nonmortgage loans:
Business loans (1)	94,947	8.10%	10,877	1.13%	15,710	1.69%	12,873	1.59%	15,719	2.41%
Consumer loans (2)	26,517	2.26%	1,231	0.12%	1,068	0.11%	886	0.11%	843	0.13%
Total nonmortgage loans	121,464	10.36%	12,108	1.25%	16,778	1.80%	13,759	1.70%	16,562	2.54%
	1,172,053	100.00%	966,096	100.00%	929,761	100.00%	808,754	100.00%	651,642	100.00%

Net deferred loan origination costs	1,457		1,970		1,407		1,020		711
Allowance for losses on loans	(14,870)		(12,329)		(12,659)		(11,071)		(10,205)

Loans, net	$1,158,640		$955,737		$918,509		$798,703		$642,148
(1)	Includes $85.3 million of PPP loans at December 31, 2020.
(2)	Includes $25.5 million of loans related to Grain at December 31, 2020.

At December 31, 2020 and 2019, there was one mortgage loan held for sale, at fair value in the amount of $1.0 million related to the Bank.

Loan Products Offered by the Bank. The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2020, excluding mortgage loans held for sale.

At December 31, 2020
Loan Type	# of Loans	Principal Balance (In thousands)	% of Portfolio
Mortgage loans:
1-4 Family residential
Investor-owned	551	$319,596	27.27%
Owner-occupied	247	98,795	8.43%
Multifamily residential	297	307,411	26.23%
Nonresidential properties	203	218,929	18.68%
Construction and land
Construction 1-4 Investor	1	405	0.03%
Construction Multifamily	23	95,105	8.11%
Construction Nonresidential	3	10,348	0.89%
Nonmortgage loans:
Business loans
C&I lines of credit	46	5,794	0.49%
C&I loans (term)	13	3,813	0.33%
PPP loans	957	85,340	7.28%
Consumer loans
Unsecured (1)	37,893	25,780	2.20%
Passbook	90	737	0.06%
Grand Total	40,324	$1,172,053	100.00%
(1)	Includes 37,858 loans totaling $25.5 million originated by the Bank pursuant to its arrangement with Grain.

One-to-four Family Investor-Owned Loans. At December 31, 2020, one-to-four family investor-owned loans were $319.6 million, or 27.3% of the Bank’s total loans. Investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential property represent the Bank’s largest real estate lending category. The majority of the portfolio, $278.6 million, or 87.2%, are two-to-four family properties (462 accounts), while the remaining $41.0 million, or 12.8%, are primarily single family, non-owner-occupied investment properties (89 accounts). The three largest loans in this category are $4.7 million, $3.0 million and $2.9 million. In this category, loans totaling $121.8 million, or 38.1%, are secured by properties located in Queens County, $113.8 million, or 35.6%, in Kings County, $36.0 million, or 11.3%, in Bronx County, and $17.1 million, or 5.3%, in New York County. The rest of this category, less than 9.7%, is spread out in other counties and no other concentration exceeded $8.2 million, or 2.6%.

The Bank imposes strict underwriting guidelines in the origination of such loans, including lower maximum loan-to-value ratios (“LTVs”) of 70% on purchases and 65% on refinances, a required minimum debt service coverage ratio (“DSCR,” net operating income divided by debt service requirement) of 1.20x that must be met by either the property on a standalone basis or by the inclusion of the owner(s) as co-borrower(s). In addition, all such loans currently require that the transaction exhibit a global debt service coverage ratio (net operating income divided by debt service requirement) of no less than 1.0x. This coverage ratio indicates that the owner has the capacity to support the loan along with all personal obligations. On occasion, the Bank has required that the borrower establish a cash reserve to be held at the Bank in order to provide additional security. The maximum term on such loans is 30 years, typically with five-year adjustable rates. Because of the COVID-19 pandemic, the Bank adopted temporary guidelines lowering LTVs by 5 percentiles and increasing DSCRs by 10 percentiles.

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

One-to-four Family Owner-occupied Loans. One-to-four family owner-occupied loans totaled $98.8 million, or 8.4% of the Bank’s total loan portfolio at December 31, 2020. Of the three largest loans outstanding in this category, one loan had an outstanding balance of $2.2 million and two loans had outstanding balances of $2.0 million each. There are 20 loans with an outstanding balance in excess of $1.0 million, totaling $27.1 million, or approximately 27.4% of this category. At December 31, 2020, approximately $36.1 million, or 36.6%, of this category was secured by properties located in Queens County, $15.7 million, or 15.9%, in Kings County, $9.3 million, or 9.4%, in Nassau County, $8.1 million, or 8.2%, in New York County, $7.1 million, or 7.2%, in Bronx County, and $6.2 million, or 6.3%, in Westchester County. None of the other geographical concentrations exceeded 6% of this category.

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

The Bank generally limits loans in this category to a maximum loan-to-value ratio of 90% for a purchase and 80% for a refinance, based on the lower of the purchase price or appraised value. The maximum loan term is 30 years, self-amortizing. As a portfolio lender, the Bank presently does not offer a fixed-rate product. The Bank currently offers mostly 5/1 and 5/5 adjustable rate loans that adjust based on a spread ranging between 2.75% to 3.00% over the one or five-year FHLBNY rate. The maximum amount by which the interest rate may increase generally is limited to 2% for the first two adjustments and 5% for the life of the loan.

Multifamily and Nonresidential Loans. At $307.4 million, or 26.2% of the Bank’s total loan portfolio at December 31, 2020, loans secured by multifamily properties represent the Bank’s second largest lending concentration. The nonresidential portfolio accounts for $218.9 million, or 18.7% of the total loan portfolio, and represents the third largest concentration. Combined, the multifamily and nonresidential loan portfolios amount to $526.3 million, or 44.9% of the Bank’s total loan portfolio at December 31, 2020. The three largest loans were $12.3 million, $10.9 million and $9.2 million, with the largest being a multifamily residential, and the other two being nonresidential. Of the total of $526.3 million in multifamily and nonresidential loans, 166 loans have balances in excess of $1.0 million and account for $376.5 million, or approximately 71.5%, of this lending concentration. In terms of geographical concentrations, $221.4 million, or 42.1%, are secured by properties located in Queens County, $113.8 million, or 21.6%, in Kings County, $79.0 million, or 15.0%, in Bronx County, $33.6 million, or 6.4%, in New York County, $20.0 million, or 3.8%, in Westchester County and $15.3 million, or 2.9%, in Nassau County. All other concentrations by county, which account for 8.2% of this category, have balances of $10.0 million or less. In the nonresidential portfolio, the overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $76.2 million, or 34.8% of the portfolio, industrial and warehouse at $49.6 million, or 22.6%, service, doctor, dentist, daycare and schools at $25.6 million, or 11.7%, offices at $20.1 million, or 9.2%, hotels and motels at $15.4 million, or 7.0%, churches at $9.8 million, or 4.5%, medical, nursing home and hospital at $9.8 million, or 4.5%, and restaurants at $9.4 million, or 4.3%. The rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

The Bank considers a number of factors when originating multifamily and nonresidential mortgages. Loans secured by multifamily and nonresidential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in this type of lending is the borrower’s creditworthiness and the viability and cash flow potential of the property. Payments on loans secured by income-producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be more subject to adverse conditions in the real estate market or the economy as compared to residential real estate loans. To address the risks involved, the Bank evaluates the qualifications and financial resources of the underlying principal(s) of the borrower, including credit history, profitability and expertise, as well as the value of cash flows and condition of the property securing the loan. When evaluating the qualifications of the borrower, the Bank considers the financial resources of the borrower, the experience of the underlying principal(s) of the borrower in owning or managing similar properties and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value or purchase price of the mortgaged property (whichever is lower), and the debt service coverage ratio. All multifamily and nonresidential loans are supported by appraisals that conform to the Bank’s appraisal policy. The Bank generally limits the maximum LTVs on these loans to 75%, based on the lower of the purchase price or appraised value of the subject property (70% on the refinance of nonresidential properties such as retail spaces, office buildings, and warehouses) and a DSCR of 1.20%. Because of the COVID-19 pandemic, the Bank adopted temporary guidelines lowering LTVs by 5 percentiles and increasing DSCRs by 10 percentiles. The maximum loan term ranges between 25 and 30 years. As is the Bank’s general policy, the Bank offers only adjustable rates on its multifamily and nonresidential mortgages ─ with adjustments based on a spread currently ranging between 2.75% to 3.00% over the five-year FHLBNY rate.

Construction and Land Loans. Construction and land loans totaled $105.9 million, or 9.0%, of the Bank’s total loan portfolio at December 31, 2020, (27 projects), with $94.2 million consisting of multifamily residential (22 projects). In terms of geographical concentrations, $65.9 million, or 62.3%, are secured by properties located in Queens County, $33.0 million, or 31.1%, in Kings County, $5.5 million, or 5.2%, in New York County and $1.5 million, or 1.4%, in Bronx County. At December 31, 2020, loans in process related to construction loans totaled $101.1 million.

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

C&I Loans and Lines of Credit. C&I loans and lines of credit represent less than 1.0% of the Bank’s total loan portfolio at December 31, 2020. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

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

Paycheck Protection Program. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) appropriated $349.0 billion for Paycheck Protection Program (“PPP”). On April 24, 2020, the PPP received another $310.0 billion in funding. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) appropriated another $284 billion for both first and second draw PPP loans bringing the total appropriations for PPP loans to $943.0 billion. PPP loans that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, are fully guaranteed by the SBA, have an initial term of up to five years and earn interest at rate of 1%. The Bank currently expects a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, the Bank had disbursed 957 PPP loans totaling $85.3 million, or 7.3% of total loans. These loans resulted in $3.1 million in gross processing fee income to be recognized over the life of the respective loans.

Consumer Loans. Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. As of December 31, 2020, there were $25.8 million, or 2.2% of total loans, in unsecured consumer loans, of which $25.5 million comprised of 37,858 individual loans were originated and are serviced by the Bank pursuant to its arrangements with Grain. In addition, there were $737,000 in loans with passbook feature.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities, excluding mortgage loans held for sale, during the periods indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Total loans at beginning of year	$966,096	$929,761	$808,754	$651,642	$576,611
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	36,522	32,827	38,738	85,333	57,167
Owner-occupied	15,090	9,117	6,430	15,278	14,741
Multifamily residential	90,481	53,288	66,674	51,451	51,876
Nonresidential properties	34,154	37,975	72,926	56,327	31,408
Construction and land	81,465	69,240	55,295	69,011	5,693
Total mortgage loans	257,712	202,447	240,063	277,400	160,885
Nonmortgage loans:
Business (1)	89,110	1,175	5,101	17,873	1,222
Consumer (2)	25,999	755	697	597	718
Total nonmortgage loans	115,109	1,930	5,798	18,470	1,940
Total loans originated	372,821	204,377	245,861	295,870	162,825
Loans purchased:
Mortgage loans:
1-4 family residential	—	—	—	—	—
Investor-owned	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Total mortgage loans	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans purchased	—	—	—	—	—
Loans sold:
Mortgage loans:
1-4 family residential
Investor-owned	(781)	(3,520)	(1,759)	(139)	—
Owner-occupied	—	—	(2,502)	(819)	—
Multifamily residential	(2,748)	—	(535)	—	—
Nonresidential properties	(510)	(196)	(2,045)	(2,010)	—
Construction and land	—	—	—	—	—
Total mortgage loans	(4,039)	(3,716)	(6,841)	(2,968)	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonmortgage loans	—	—	—	—	—
Total loans sold	(4,039)	(3,716)	(6,841)	(2,968)	—
Principal repayments and other	(162,825)	(164,326)	(118,013)	(135,790)	(87,794)
Net loan activity	205,957	36,335	121,007	157,112	75,031
Total loans at end of year	$1,172,053	$966,096	$929,761	$808,754	$651,642
(1)	Includes $85.3 million of PPP loans at December 31, 2020.
(2)	Includes $25.5 million of loans originated under the Bank’s arrangement with Grain at December 31, 2020.

Contractual Maturities.  The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	December 31, 2020
	One year or less	More than one year to five years	More than five years	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$5,126	$11,756	$302,714	$319,596
Owner-occupied	825	3,342	94,628	98,795
Multifamily residential	882	16,083	290,446	307,411
Nonresidential properties	4,064	20,931	193,934	218,929
Construction and land	91,384	14,474	—	105,858
Total mortgage loans	102,281	66,586	881,722	1,050,589
Nonmortgage loans:
Business loans (1)	5,056	87,891	2,000	94,947
Consumer loans (2)	25,553	964	—	26,517
Total nonmortgage loans	30,609	88,855	2,000	121,464
Total	$132,890	$155,441	$883,722	$1,172,053
(1)	Includes $85.3 million of PPP loans at December 31, 2020.
(2)	Includes $25.5 million of loans related to Grain at December 31, 2020.

The following table sets forth the Bank’s fixed and adjustable-rate loans, excluding mortgage loans held for sale, at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$68,266	$246,204	$314,470
Owner-occupied	47,707	50,263	97,970
Multifamily residential	71,988	234,541	306,529
Nonresidential properties	38,062	176,803	214,865
Construction and land	—	14,474	14,474
Total mortgage loans	226,023	722,285	948,308
Nonmortgage loans:
Business loans (1)	85,340	4,551	89,891
Consumer loans	—	964	964
Total nonmortgage loans	85,340	5,515	90,855
Total	$311,363	$727,800	$1,039,163
(1)	Includes $85.3 million of PPP loans at December 31, 2020.

Loan Approval Procedures and Authority. The Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2020 was $23.5 million, with the ability to lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2020, the Bank complied with these loans-to-one borrower limitations. At December 31, 2020, the Bank’s largest aggregate exposure to one borrower was $20.5 million with an outstanding balance of $13.1 million. The second and third largest exposures were $15.8 million and $15.0 million with outstanding balances of $1.9 million and $6.0 million, respectively. No other loan or loans-to-one borrower, individually or cumulatively, exceeded $14.5 million, or 61.7% of the lending limit.

The Bank’s lending is subject to written policies, underwriting standards and operating procedures. Decisions on loan requests are made on the basis of detailed applications submitted by the prospective borrower, credit histories that the Bank obtains and property valuations, consistent with the appraisal policy. The appraisals are prepared by outside independent licensed appraisers and reviewed by third parties, all approved by the Board of Directors. The Loan Committee usually reviews appraisals in considering a loan application. The performance of the appraisers is also subject to internal evaluations using scorecards and are assessed periodically. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and all information provided with the application and checklists provided as part of the application package are evaluated by the loan underwriting department.

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

Mortgage World loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. Mortgage World intends to sell these loans on the secondary market. As of December 31, 2020, approximately 4.7% of Mortgage World total originated loan volume was insured and approximately 83.0% of total originated loan volume was sold to three investors. Mortgage World is permitted to close loans in five states and has closed approximately 98.6% of its loan volume in New York and New Jersey.

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

For the years ended December 31, 2020 and 2019, the Bank collected $100,000 and $162,000, respectively, of interest income on non-accruing troubled debt restructured loans, of which $7,000 and $24,000, respectively, was recognized into income. The remaining interest collected on non-accruing troubled debt restructured loans for these periods was applied as a principal reduction for the remaining life of the loan, or until the loan is deemed performing.

Delinquent Loans. The following table sets forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2020			2019			2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$2,222	$1,507	$1,907	$3,866	$—	$1,082	$6,539	$470	$—
Owner-occupied	1,572	348	1,100	3,405	—	1,295	1,609	574	995
Multifamily residential	1,140	—	946	3,921	—	—	995	—	—
Nonresidential properties	—	—	3,272	3	—	3,708	—	4	1,052
Construction and land	—	—	—	—	—	—	—	—	—
Nonmortgage Loans:
Business	100	—	—	—	—	—	292	—	—
Consumer	497	316	175	—	—	—	—	—	—
Total	$5,531	$2,171	$7,400	$11,195	$—	$6,085	$9,435	$1,048	$2,047

	At December 31,
	2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Mortgages:
1-4 Family residential
Investor-owned	$1,201	$—	$472	$2,716	$—	$325
Owner-occupied	585	—	3,391	2,562	557	1,734
Multifamily residential	46	—	—	819	—	—
Nonresidential properties	11	—	1,882	41	—	1,994
Construction and land	—	—	—	—	—	—
Nonmortgage Loans:
Business	239	—	51	25	—	22
Consumer	—	—	—	—	—	—
Total	$2,082	$—	$5,796	$6,163	$557	$4,075

Multifamily residential loans 30-59 days past due decreased $2.8 million, or 70.9%, to $1.1 million at December 31, 2020 compared to $3.9 million at December 31, 2019. The decrease was mainly attributed to decreases of three relationships consisting of three loans totaling $3.1 million offset by increases of two relationships consisting of two loans totaling $1.1 million.

Owner-occupied, one-to-four family residential loans 30-59 days past due decreased $1.8 million, or 53.8%, to $1.6 million at December 31, 2020 compared to $3.4 million at December 31, 2019. The decrease was mainly attributed to decreases of nine relationships consisting of nine loans totaling $3.1 million offset by increases of five relationships consisting of five loans totaling $1.3 million.

Investor-owned, one-to-four family residential loans 30-59 days past due decreased $1.6 million, or 42.5%, to $2.2 million at December 31, 2020 compared to $3.9 million at December 31, 2019. The decrease was mainly attributed to decreases of six relationships consisting of six loans totaling $3.5 million offset by increases of three relationships consisting of three loans totaling $1.9 million.

Investor-owned, one-to-four family residential loans past due 60-89 days increased $1.5 million, or 100.00%, to $1.5 million at December 31, 2020 compared to no loans at December 31, 2019. The increase was mainly attributed to two relationships consisting of two loans totaling $1.5 million.

Investor-owned, one-to-four family residential loans past due 90 days or more increased $825,000, or 76.25%, to $1.9 million at December 31, 2020 compared to $1.1 million at December 31, 2019. The increase was mainly attributed to two relationships consisting of two loans totaling $825,000.

Nonresidential properties loans past due 90 days or more decreased $436,000, or 11.8%, to $3.3 million at December 31, 2020 compared to $3.7 million at December 31, 2019. The decrease was mainly attributed to decreases of three relationships consisting of three loans totaling $3.7 million offset by increases of two relationships consisting of two loans totaling $3.3 million.

Consumer loans included past due Grain loans of $497,000 30-59 days past due, $316,000 60-89 days past due and $175,000 90 days or more past due.

Non-Performing Assets. The following table sets forth information regarding non-performing assets excluding mortgage loans held for sale at fair value. Non-performing assets are comprised of non-accrual loans, non-accrual troubled debt restructured loans, and other real estate owned. Non-accrual loans include non-accruing troubled debt restructured loans of $3.1 million, $3.6 million, $3.6 million, $4.6 million, and $2.7 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$2,808	$2,312	$205	$1,034	$809
Owner-occupied	1,053	1,009	1,092	2,624	1,463
Multifamily residential	946	—	16	521	—
Nonresidential properties	3,776	3,555	706	1,387	1,614
Construction and land	—	1,118	1,115	1,075	1,145
Nonmortgage loans:
Business	—	—	—	147	22
Consumer	—	—	—	—	—
Total nonaccrual loans (not including non-accruing troubled debt restructured loans)	$8,583	$7,994	$3,134	$6,788	$5,053

Non-accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$249	$467	$1,053	$1,144	$1,240
Owner-occupied	2,197	2,491	1,987	2,693	646
Multifamily residential	—	—	—	—	—
Nonresidential properties	654	646	604	783	783
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing troubled debt restructured loans	3,100	3,604	3,644	4,620	2,669
Total nonaccrual loans	$11,683	$11,598	$6,778	$11,408	$7,722

Total nonperforming assets	$11,683	$11,598	$6,778	$11,408	$7,722

Accruing loans past due 90 days or more:
Mortgage loans:
1-4 family residential
Investor-owned	$—	$—	$—	$7	$—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$—	$7	$—
Accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$3,378	$5,191	$5,192	$6,559	$6,422
Owner-occupied	2,505	2,090	3,456	4,756	7,271
Multifamily residential	—	—	—	—	—
Nonresidential properties	754	1,306	1,438	1,958	4,066
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	14	374	477	593
Consumer	—	—	—	—	—
Total accruing troubled debt restructured loans	$6,637	$8,601	$10,460	$13,750	$18,352
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans	$18,320	$20,199	$17,238	$25,165	$26,074
Total nonperforming loans to total gross loans	1.00%	1.20%	0.73%	1.41%	1.20%
Total nonperforming assets to total assets	0.86%	1.10%	0.64%	1.23%	1.04%
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans to total assets	1.35%	1.92%	1.63%	2.72%	3.50%

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

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Classified Loans:
Substandard	$20,508	$22,787	$18,665	$22,999	$19,225
Total classified loans	20,508	22,787	18,665	22,999	19,225
Special mention loans	19,546	17,355	14,394	5,317	2,549
Total classified and special mention loans	$40,054	$40,142	$33,059	$28,316	$21,774

Substandard loans decreased $2.3 million, or 10.0%, to $20.5 million at December 31, 2020 compared to $22.8 million at December 31, 2019.  The decrease of substandard loans was primarily attributable to decreases of $8.4 million in construction and land loans and $379,000 in 1-4 family owner occupied loan, offset by increases of $5.2 million in multifamily loans, $663,000 in 1-4 family investor owned loan and $582,000 in nonresidential loans.

Special mention loans increased $2.2 million, or 12.6%, to $19.5 million at December 31, 2020 compared to $17.4 million at December 31, 2019. The increase was primarily attributable to two construction multi-family loans which increased in the aggregate by $2.3 million, or 15.2%, to $17.2 million offset by a decrease of $79,000, or 13.3%, in 1-4 family investor owned loans.

Troubled Debt Restructured Loans. The Bank occasionally modifies loans to help borrowers stay current on their loans and to avoid foreclosure. The Bank considers modifications only after analyzing a borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. The Bank generally does not forgive principal or interest on loans, but may do so if it is in its best interest and increases the likelihood that it can collect the remaining principal balance. The Bank may modify the terms of loans to lower interest rates, which may be at below market rates, to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interests.

At December 31, 2020, there were 32 loans modified as troubled debt restructured loans totaling $9.7 million. Of these, 7 troubled debt restructured loans, totaling $3.1 million, were included in non-accrual loans and the remaining 25 troubled debt restructured loans, totaling $6.6 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

At December 31, 2019, there were 36 loans modified as troubled debt restructured loans totaling $12.2 million. Of these, 10 troubled debt restructured loans totaling $3.6 million were included in non-accrual loans and the remaining 26 troubled debt restructured loans, totaling $8.6 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

For the year ended December 31, 2020, there were no loans modified to troubled debt restructured and for the year ended December 31, 2019, there was one troubled debt restructured loan amounting to $275,000.

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentration of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.
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

H = Historical loss factor for the pool

Q = Qualitative/Environmental aggregate adjustment for the pool

P = Total loans within the pool

R = Required reserve amount for the risk rating category within the pool

Specific allowances for identified problem loans. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All troubled debt restructured loans and loans on non-accrual status are deemed to be impaired. A specific valuation allowance is established for the impairment amount of each loan, calculated using the present value of expected cash flows, observable market price, or the fair value of the collateral, in accordance with the most likely means of recovery.

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance at beginning of year	$12,329	$12,659	$11,071	$10,205	$9,484
Provision (recovery) for loan losses	2,443	258	1,249	1,716	(57)
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	—	(8)	—	—	(38)
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	(3)
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	(85)
Nonmortgage loans:
Business	—	(724)	(34)	(1,423)	—
Consumer	(6)	—	(14)	(6)	(13)
Total charge-offs	(6)	(732)	(48)	(1,429)	(139)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	—	23	1	25	18
Owner-occupied	—	—	250	176	142
Multifamily residential	—	—	—	2	1
Nonresidential properties	4	9	9	9	9
Construction and land	—	—	—	2	5
Nonmortgage loans:
Business	95	110	122	359	733
Consumer	5	2	5	6	9
Total recoveries	104	144	387	579	917
Net recoveries (charge-offs)	98	(588)	339	(850)	778
Allowance at end of year	$14,870	$12,329	$12,659	$11,071	$10,205
Allowance for loan losses as a percentage for nonperforming loans	127.28%	106.30%	186.77%	97.05%	132.15%
Allowance for loan losses as a percentage of total loans	1.27%	1.28%	1.36%	1.37%	1.57%
Net recoveries (charge-offs) to average loans outstanding during the year	0.01%	(0.06%)	0.04%	(0.12%)	0.13%

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

	At December 31,
	2020			2019			2018
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,850	25.90%	27.27%	$3,503	28.42%	31.60%	$3,799	30.01%	32.61%
Owner-occupied	1,260	8.47%	8.43%	1,067	8.65%	9.52%	1,208	9.55%	9.98%
Multifamily residential	5,214	35.06%	26.23%	3,865	31.35%	25.90%	3,829	30.25%	25.01%
Nonresidential properties	2,194	14.75%	18.68%	1,849	15.00%	21.45%	1,925	15.20%	21.18%
Construction and land	1,820	12.24%	9.03%	1,782	14.45%	10.28%	1,631	12.88%	9.42%
Total mortgage loans	14,338	96.42%	89.64%	12,066	97.87%	98.75%	12,392	97.89%	98.20%
Nonmortgage loans:
Business	254	1.71%	8.10%	254	2.06%	1.13%	260	2.05%	1.69%
Consumer	278	1.87%	2.26%	9	0.07%	0.12%	7	0.06%	0.11%
Total nonmortgage loans	532	3.58%	10.36%	263	2.13%	1.25%	267	2.11%	1.80%
Total	$14,870	100.00%	100.00%	$12,329	100.00%	100.00%	$12,659	100.00%	100.00%

	At December 31,
	2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,716	33.57%	35.51%	$3,146	30.83%	34.90%
Owner-occupied	1,402	12.66%	12.47%	1,805	17.69%	14.98%
Multifamily residential	3,109	28.08%	23.31%	2,705	26.51%	24.28%
Nonresidential properties	1,424	12.86%	18.70%	1,320	12.92%	18.64%
Construction and land	1,205	10.89%	8.31%	615	6.03%	4.66%
Total mortgage loans	10,856	98.06%	98.30%	9,591	93.98%	97.46%
Nonmortgage loans:
Business	209	1.89%	1.59%	597	5.85%	2.41%
Consumer	6	0.05%	0.11%	17	0.17%	0.13%
Total nonmortgage loans	215	1.94%	1.70%	614	6.02%	2.54%
Total	$11,071	100.00%	100.00%	$10,205	100.00%	100.00%

At December 31, 2020, the allowance for loan and lease losses represented 1.27% of total gross loans and 127.28% of nonperforming loans compared to 1.28% of total loans and 106.30% of nonperforming loans at December 31, 2019. The allowance for loan and lease losses increased to $14.9 million at December 31, 2020 from $12.3 million at December 31, 2019. There were $98,000 in net recoveries and $588,000 in net charge-offs during the years ended December 31, 2020 and 2019, respectively.

Although the Bank believes that it uses the best information available to establish the ALLL, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations, as occurred in 2020 due to the COVID-19 pandemic. Furthermore, although the Bank believes that it has established the ALLL in conformity with GAAP, after a review of the loan portfolio by regulators, the Bank may determine it is appropriate to increase the ALLL. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing ALLL may not be adequate and increases may be necessary should the quality of any loan or lease deteriorate as a result of the factors discussed above. Any material increase in the ALLL may adversely affect the Bank’s financial condition and results of operations.

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

At December 31, 2020 and 2019, the investment portfolio consisted of available-for-sale and held-to-maturity securities and obligations issued by the U.S. government and government-sponsored enterprises, corporate bonds and the FHLBNY stock. At December 31, 2020 and 2019, the Bank owned $6.4 million and $5.7 million, respectively, of FHLBNY stock. As a member of FHLBNY, the Bank is required to purchase stock from the FHLBNY which is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale and held-to-maturity securities portfolios at the dates indicated, which consisted of U.S. government and federal agencies, corporate bonds, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2020		2019		2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	$—	$16,373	$16,354	$20,924	$20,515	$24,911	$24,552	$41,906	$41,559
US Treasury	—	—	—	—	4,997	4,995	—	—	—	—
Corporate Bonds	10,381	10,463	—	—	—	—	—	—	—	—
Certificates of Deposit	—	—	—	—	—	—	—	—	500	500

Mortgage-Backed Securities
FHLMC Certificates	3,201	3,196	—	—	—	—	—	—	192	216
FNMA Certificates	3,506	3,567	4,680	4,659	778	759	1,118	1,103	3,600	3,606
GNMA Certificates	263	272	482	491	870	875	3,205	3,242	6,744	6,809
Total available-for-sale securities	$17,351	$17,498	$21,535	$21,504	$27,569	$27,144	$29,234	$28,897	$52,942	$52,690
Held-to-Maturity Securities:
FHLMC Certificates	$1,743	$1,722	$—	$—	$—	$—	$—	$—	$—	$—
Total held-to-maturity securities	$1,743	$1,722	$—	$—	$—	$—	$—	$—	$—	$—

At December 31, 2020 and 2019, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2020 and 2019, the Bank had mortgage-backed securities with a carrying value of $8.7 million and $5.2 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family residential or multifamily residential mortgages, although the Bank invests primarily in mortgage-backed securities backed by one-to-four family residential mortgages. The issuers of such securities sell the participation interests to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	—	$—	—	$—	—	$—	—	$—	$—	—
US Treasury	—	—	—	—	—	—	—	—	—	—	—
Corporate Bonds	—	—	2,651	1.66%	7,730	5.02%	—	—	10,381	10,463	4.16%

Mortgage-Backed Securities
FHLMC Certificates	—	—	—	—			3,201	0.75%	3,201	3,196	0.75%
FNMA Certificates	—	—	300	1.79%	—	—	3,206	1.44%	3,506	3,567	1.47%
GNMA Certificates	—	—	—	—	—	—	263	1.66%	263	272	1.66%
Total available-for-sale securities	$—	—	$2,951	1.67%	$7,730	5.02%	$6,670	1.12%	$17,351	$17,498	2.95%
Held-to-Maturity Securities:
FHLMC Certificates	$—	—	$—	—	$—	—	$1,743	1.98%	1,743	$1,722	1.98%
Total held-to-maturity securities	$—	—	$—	—	$—	—	$1,743	1.98%	$1,743	$1,722	1.98%

Sources of Funds

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank also uses borrowings, primarily from the FHLBNY, brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and manage the cost of funds. At December 31, 2020, the Bank borrowed $117.3 million from FHLBNY. In addition, the Bank receives funds from scheduled loan payments, investment principal and interest payments, maturities and calls, loan prepayments and income on earning assets. Although scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Deposits are generated primarily from the Bank’s primary market area. The Bank offers a selection of deposit accounts, including demand accounts, NOW/IOLA accounts, money market accounts, reciprocal deposits, savings accounts and certificates of deposit to individuals, business entities, non-profit organizations and individual retirement accounts. Deposit account terms vary, with the primary differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and premature withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The Bank relies upon personalized customer service, long-standing relationships with customers and the favorable image of the Bank in the community to attract and retain deposits. The Bank also provides a fully functional electronic banking platform, including mobile applications, remote deposit capture and online bill pay, among others, as a service to retail and business customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. In connection with the Bank’s PPP lending, as of December 31, 2020, the Bank had $43.5 million of PPP related deposits. The ability to attract and maintain these and other interest-bearing deposits, and the rates paid on them, have been, and will continue to be, significantly affected by competition and economic and market conditions.

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA	$29,792	3.31%	0.51%	$27,539	3.51%	0.44%	$28,182	3.74%	0.36%
Money market	207,454	23.05%	0.90%	124,729	15.88%	2.04%	60,113	7.97%	1.17%
Savings	118,956	13.22%	0.12%	119,521	15.22%	0.13%	125,395	16.63%	0.61%
Certificates of deposit	379,276	42.14%	1.73%	403,010	51.30%	1.90%	439,737	58.32%	1.73%
Interest-bearing deposits	735,478	81.72%	1.19%	674,799	85.90%	1.56%	653,427	86.66%	1.31%
Non-interest bearing demand	164,555	18.28%	—%	110,745	14.10%	—%	100,628	13.34%	—%
Total deposits	$900,033	100.00%	0.97%	$785,544	100.00%	1.34%	$754,055	100.00%	1.14%

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Beginning balance	$782,043	$809,758	$713,985
Net deposits (withdrawals) before interest credited	238,786	(38,219)	87,185
Interest credited	8,750	10,504	8,588
Net increase (decrease) in deposits	247,536	(27,715)	95,773
Ending balance	$1,029,579	$782,043	$809,758

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest Rate:
0.05% - 0.99%	$150,152	$8,452	$11,749
1.00% - 1.49%	85,958	62,492	84,484
1.50% - 1.99%	45,405	94,020	103,423
2.00% - 2.49%	103,301	172,596	187,453
2.50% - 2.99%	18,123	44,961	31,338
3.00% and greater	4,048	6,977	5,639
Total	$406,987	$389,498	$424,086

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2020.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$127,497	$11,207	$910	$10,538	$150,152	36.89%
1.00% - 1.49%	44,379	22,389	14,955	4,235	85,958	21.13%
1.50% - 1.99%	27,592	8,259	3,066	6,488	45,405	11.16%
2.00% - 2.49%	62,499	33,939	3,156	3,707	103,301	25.38%
2.50% - 2.99%	12,296	1,268	1,096	3,463	18,123	4.45%
3.00% and greater	1,947	—	940	1,161	4,048	0.99%
Total	$276,210	$77,062	$24,123	$29,592	$406,987	100.00%

At December 31, 2020, the aggregate amount of all certificates of deposit in amounts greater than or equal to $100,000 was $202.2 million.  The following table sets forth the maturity of those certificates as of December 31, 2020.

At December 31,
Maturity Period:	(Dollars in thousands)
Three months or less	$39,743
Over three months through six months	30,143
Over six months through one year	55,499
Over one year to three years	65,206
Over three years	11,560
Total	$202,151

At December 31, 2020, certificates of deposit equal to or greater than $250,000 totaled $105.4 million of which $63.3 million matures on or before December 31, 2021. At December 31, 2020, passbook savings accounts and certificates of deposit with a passbook feature totaled $163.0 million, reflecting depositors’ preference for traditional banking services.

Borrowings. The Bank may obtain advances from the FHLBNY by pledging as security its capital stock at the FHLBNY and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than the Bank’s deposits, they can change the Bank’s interest rate risk profile. At December 31, 2020 and 2019 the Bank had $117.3 million and $104.4 million of outstanding FHLBNY advances, respectively. Additionally, the Bank has an unsecured line of credit in the amount of $25.0 million with a correspondent bank, of which none was outstanding at December 31, 2020 and 2019. The Bank also had a guarantee from the FHLBNY through letters of credit in an amount of up to $61.5 million and $3.5 million at December 31, 2020 and 2019, respectively.

Warehouse Line of Credit. Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. The lines of credit are repaid with proceeds from the sale of the mortgage loans. The lines are secured by the assets collaterizing underlying mortgages originated by Mortgage World. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios. All warehouse facilities are guaranteed by Mortgage World. As of December 31, 2020, Mortgage World was in full compliance with all financial covenants. At December 31, 2020, Mortgage World utilized $30.0 million for funding of loans held for sale and had unused line of credit of $4.9 million.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2020	2019	2018
	(Dollars in Thousands)
FHLBNY Advances:
Balance outstanding at end of period	$117,255	$104,404	$44,404
Average amount outstanding during the period	116,947	81,404	32,157
Maximum outstanding at any month-end during the period	152,284	169,404	44,404
Weighted average interest rate during the period	2.03%	2.32%	1.87%
Weighted average interest rate at the end of the period	1.90%	2.21%	2.72%

Correspondent Borrowings:
Balance outstanding at end of period	$—	$—	$25,000
Average amount outstanding during the period	—	—	2,729
Maximum outstanding at any month-end during the period	—	—	25,000
Weighted average interest rate during the period	—	—	2.26%
Weighted average interest rate at the end of the period	—	—	2.64%

Warehouse Lines of Credit:
Balance outstanding at end of period	$29,961	$—	$—
Average amount outstanding during the period	8,461	—	—
Maximum outstanding at any month-end during the period	29,961	—	—
Weighted average interest rate during the period	3.34%	—	—
Weighted average interest rate at the end of the period	3.37%	—	—

Personnel

At December 31, 2020, the Bank and Mortgage World had a total of 227 full-time equivalent employees of which 46 full-time equivalent employees related to the acquisition of Mortgage World. At December 31, 2019 the Bank had 183 full-time equivalent employees. Employees are not represented by any collective bargaining group.

Subsidiaries

The Company has two subsidiaries, Ponce Bank and Mortgage World. Ponce Bank has two subsidiaries, Ponce de Leon Mortgage Corp., a New York State chartered mortgage brokerage entity, whose employees are registered in New York and New Jersey, and PFS Services, Corp., which as of December 31, 2020 owned two of the Bank’s properties, one of such properties located at 3821 Bergenline Avenue, Union City, New Jersey was sold in February 2021. See Note 20, “Subsequent Events” of the Notes to the accompanying Consolidated Financial Statement for additional information.

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

Mortgage World is a mortgage banking entity primarily operating in the New York City metropolitan area. It is a Federal Housing Administration (“FHA”) approved Title II lender, giving Mortgage World the ability to process or service single family loans that will be guaranteed by the FHA.  To maintain its license, Mortgage World must comply with certain regulations set forth by the U.S. Department of Housing and Urban Development (“HUD”). In addition, Mortgage World is subject to the comprehensive regulation and examination of the New York State Department of Financial Services.

Set forth below are certain material regulatory requirements that are applicable to the Company, the Bank and Mortgage World. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Company, the Bank and Mortgage World. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, the Bank and Mortgage World and their respective operations.

CARES Act

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. Among other things, the CARES Act includes provisions impacting financial institutions like the Bank and Mortgage World. The CARES Act allows banks to elect to suspend requirement under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. This relief was extended by the Consolidated Appropriations Act enacted on December 27, 2020 to the earlier of January 1, 2022 or 60 days after the termination of the national emergency. Federal banking agencies are required to defer to the determination of the banks making such suspension.

The CARES Act created the PPP. The PPP authorizes small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on certain debt. The loans are provided through participating financial institutions, such as Bank, that process loan applications and service the loans. The CARES Act appropriated $349.0 billion for PPP loans. On April 24, 2020, the PPP received another $310.0 billion in funding. On December 27, 2020, the Economic Aid Act appropriated another $284.0 billion for both first and second draw of PPP loans bringing the total appropriations for PPP loans to $943.0 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The PPP will expire on May 31, 2021, unless extended by new legislation.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is 2.5% of risk-weighted assets.

At December 31, 2020, 2019 and 2018, the Bank’s capital exceeded all applicable requirements.

	2020		2019		2018
	(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital	$141,850	11.19%	$136,584	12.92%	$138,872	13.66%
Requirement	63,394	5.00%	52,843	5.00%	50,815	5.00%
Excess	78,455	6.19%	83,741	7.92%	88,057	8.66%

Tier 1 risk-based	141,850	14.70%	136,584	17.37%	138,872	18.14%
Requirement	77,213	8.00%	62,923	8.00%	61,261	8.00%
Excess	64,637	6.70%	73,661	9.37%	77,611	10.14%

Total Risk Based	153,951	15.95%	146,541	18.62%	148,486	19.39%
Requirement	96,516	10.00%	78,654	10.00%	76,577	10.00%
Excess	57,435	5.95%	67,887	8.62%	71,909	9.39%

Common equity Tier 1	141,850	14.70%	136,584	17.37%	138,872	18.14%
Risk-Based Requirement	62,735	6.50%	51,125	6.50%	49,775	6.50%
Excess	$79,114	8.20%	$85,459	10.87%	$89,097	11.64%

Mortgage World is subject to various net worth requirements in connection with regulatory requirements and lending agreements that Mortgage World has entered into with purchase facility lenders. Failure to maintain minimum capital requirements could result in Mortgage World’s inability to originate and service loans, and, therefore, could have a direct material effect on the Company’s consolidated financial statements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2020, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2020, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2020, the Bank satisfied the QTL test.

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

Transactions with Related Parties. As a federal savings association, the Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and to the appointment of a receiver or conservator. Civil money penalties (“CMP”) cover a wide range of violations and actions. CMPs are classified into three tiers based on the actionable conduct and the level of culpability. The law sets maximum amounts that the OCC may assess for each day the actionable conduct continues. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. The Dodd-Frank Act required the FDIC to base its assessments upon each insured institution’s total assets less tangible equity. The FDIC has set the assessment range at 1.5 to 40 basis points of total assets less tangible equity. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by FICO were due to mature in 2017 through 2019. For the year ended December 31, 2020, the annualized FICO assessment was equal to 0.48 basis points of total assets less tangible capital.

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

OTHER REGULATIONS

Federal Reserve System

Generally, Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). In an effort to respond to the negative effects on the economy from the COVID-19 pandemic, effective March 26, 2020, the Federal Reserve Board eliminated the reserve requirement for depository institutions in order to support lending to households and businesses.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, the Bank is required to acquire and hold shares of the capital stock of the FHLBNY. As of December 31, 2020, the Bank was in compliance with this requirement. The Bank may also utilize advances from the FHLBNY as a source of investable funds.

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

•

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies and also affected the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for their insured depository subsidiaries. The Dodd-Frank Act created a new regulator, the Consumer Financial Protection Bureau (“CFPB”), and gave it broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as Ponce Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

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

Capital. Savings and loan holding companies had historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of its “Small Bank Holding Company” exception to its consolidated capital requirements and, pursuant to a law enacted in May 2018, increased the threshold for the exception to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets, such as the Company, are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

New York State Department of Financial Services

The New York State Department of Financial Services (“DFS”) is the primary regulator for all state-licensed and state-chartered banks, credit unions, and mortgage bankers and brokers. All mortgage loan servicers doing business in New York State must be registered or licensed by DFS.

Mortgage World is a mortgage banking entity primarily operating in the New York City metropolitan area. Mortgage World is subject to the comprehensive regulation and examination of the DFS.

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

Taxation

Ponce Bank Mutual Holding Company, the Company, the Bank and Mortgage World are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Ponce Bank Mutual Holding Company, the Company, the Bank and Mortgage World.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2017.

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

Net Operating Loss Carryovers. A financial institution may not carry back net operating losses (“NOL”) to earlier tax years.  The NOL can be carried forward indefinitely. The use of NOL to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Bank, did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At December 31, 2020, the Bank had no federal NOL carryforwards.

State Taxation

The Company is treated as a financial institution under Connecticut, New York, and New Jersey state income tax law. The states of Connecticut, New York, and New Jersey subject financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in Connecticut, New York and New Jersey. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax. Florida and Pennsylvania treat Mortgage World as a separate business corporation.

Consolidated Group Return. With tax years beginning after January 1, 2015, New York State and New York City require unitary combined reporting for all entities engaged in a unitary business that meet certain ownership requirements. All applicable entities meet the ownership requirements in the Bank filing group and a combined return is appropriately filed. Furthermore, New Jersey changed its tax laws and now requires combined reporting for tax years that end on or after July 31, 2019 for entities that engage in a unitary business. The Company will also begin filing a combined return in Connecticut for 2020.

Single Entity Return. The Company with also file entity returns in the states of Florida and Pennsylvania for Mortgage World for 2020.

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $1.9 million for New York State purposes and $1.8 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $37.4 million for New York State purposes and $19.4 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2020, the Bank had no New Jersey net operating loss carryforwards.

Item 1A. Risk Factors.

COVID-19 Pandemic.

The effects of the COVID-19 pandemic have negatively affected the global economy, United States economy, our local economy and our markets and has disrupted our operations, which has impacted our business, financial condition and results of operations.

The COVID-19 pandemic has adversely affected us, our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects could be significant.

The COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements and observe social distancing. These actions, together with responses to the pandemic by businesses and individuals, have resulted in reduced commercial and consumer activity, temporary and potentially permanent closures of many businesses that have led to loss of revenues and increased unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, changes in consumer behavior related to COVID-19 pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment until at least the end of 2023. These changes have a significant adverse effect on the regions and markets in which we conduct our business and the demand for our products and services.

Business and consumer customers of the Bank and Mortgage World are experiencing varying degrees of financial distress, which has adversely affected the ability of some of them to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of losses in our loan portfolios and has impacted our allowance for loan losses, particularly as businesses remain closed and as some customers draw on their lines of credit or seek additional loans. These developments as a consequence of the COVID-19 pandemic materially impact our business and the businesses of our customers and are expected to continue to have a material adverse effect on our financial results for 2021.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible, reducing in-person meetings and implementing business continuity plans and protocols to the extent appropriate.

We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by the COVID-19 pandemic or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

Although vaccine programs addressing the COVID-19 pandemic have commenced, it is not possible to accurately predict when or the extent to which normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is uncertain and unpredictable and depends on, among other things, new information that may emerge.

Lending.

Multifamily, nonresidential and construction and land loans may carry greater credit risk than loans secured by one-to-four family real estate.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2020, $632.2 million, or 53.9%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $556.8 million, or 57.6%, of our loan portfolio at December 31, 2019. Given their larger balances and the complexity of the underlying collateral, multifamily, nonresidential and construction and land loans generally expose a lender to greater credit risk than loans secured by one-to-four family real estate.

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

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2020, 40,088 loans with an aggregate balance of $1.0 billion are to borrowers with only one loan. Another 178 loans are to borrowers with two loans each with a corresponding aggregate balance of $117.7 million. In addition, there are 10 borrowers with three loans each with a corresponding aggregate balance of $9.1 million and four borrowers with four loans each with a corresponding aggregate balance of $1.7 million. There is one borrower with five loans with an aggregate balance of $6,000 and one borrower with seven loans with an aggregate balance of $1.1 million.

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $75.4 million, or 13.5%, to $632.2 million at December 31, 2020 from $556.8 million at December 31, 2019 and increased approximately $39.8 million, or 7.7%, to $556.8 million at December 31, 2019 from $517.0 million at December 31, 2018. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2020 and 2019, one-to-four family residential real estate loans amounted to $418.4 million and $397.2 million, or 35.7% and 41.2%, respectively, of our total loan portfolio. Of these amounts, $319.6 million and $305.3 million, or 76.4% and 76.9%, respectively, is comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

One-to-four family residential mortgage lending, whether owner-occupied or non-owner-occupied, with higher combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their properties, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. In addition, the current judicial and legal climate makes it difficult to foreclose on residential properties expeditiously and with reasonable costs. For these reasons, we may experience higher rates of delinquencies, default and losses on our one-to-four family residential mortgage loans. The Bank actively monitors borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater New York metropolitan area. This can make us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy, such as unemployment, recession, a catastrophic event, such as the COVID-19 pandemic, or other factors beyond our control, could impact the ability of our borrowers to repay their loans, which could adversely impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. See “Business - Market Area and - Competition.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2020 and 2019, respectively, our allowance for loan losses totaled $14.9 million and $12.3 million, which represented 1.27%, and 1.28% of total loans at such dates. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing their loans. Any deterioration in economic conditions, such as resulting from the COVID-19 pandemic, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Growth.

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

Our non-interest expense totaled $47.5 million and $46.6 million for the years ended December 31, 2020 and 2019, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 86.09% and 114.19% for the years ended December 31, 2020 and 2019, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

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

Management.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. See Part III “Directors, Executives Officers, and Corporate Governance.”

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

Interest Rates.

The historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased the benchmark federal funds interest rate by an aggregate of 225 basis points during the second half of 2019 and first quarter of 2020. The 2020 rate cuts were in response to unprecedented market turmoil as a result of the onset of the COVID-19 pandemic. The Federal Reserve Board has stated that its federal funds interest rate policy will remain accommodative at least through 2023. Because of the historically low federal funds interest rate and significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, our net interest margin was and is being negatively impacted by these rate cuts and additional rate cuts may further negatively impact our net interest margin. These rate cuts and further rate cuts could also negatively impact our net interest income, particularly if we are unable to lower our funding costs as quickly as the rates we earn on our loans declines.

An important component of our ability to mitigate pressures of a down rate environment will be our ability to reduce the rates we pay on deposits, including core deposits. If we are unable to reduce these rates, because of competitive pricing pressures in our markets, liquidity purposes or otherwise, our net interest margin will be negatively impacted. In addition, as our growth in earning assets has outpaced growth in our core deposits in recent quarters, we have had to increase our reliance on noncore funding. These funding sources may be more rate sensitive than our core depositors, and, accordingly, we may be limited in our ability to reduce the rates we pay on these funds while maintaining on-balance sheet liquidity levels consistent with our policies, which would negatively impact our net interest margin. We seek to limit the amount of non-core funding we utilize to support our growth. If we are unable to grow our core funding at rates that are sufficient to match or exceed our loan growth we may be required to slow our loan growth.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the economic value of our assets and liabilities (the Economic Value of Equity Model “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2020, in the event of an instantaneous 100 basis point decrease in interest rates, we estimate that we would experience a 8.32% increase in EVE and a 1.19% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Interest Income Simulation Models and—Economic Value of Equity Model.”

Mortgage World is a mortgage banking entity primarily operating in the New York City metropolitan area. Mortgage World is subject to the comprehensive regulation and examination of the DFS.

A significant market risk facing Mortgage World is interest rate risk, which includes the risk that changes in market interest rates will result in unfavorable changes in the value of Mortgage World’s assets or liabilities (“price risk”) and the risk that net interest income from Mortgage World’s mortgage loans will change in response to changes in market interest rates. This risk includes both changes in risk-free rates (usually the U.S. Treasury rate for an asset of the same duration) and changes in the premiums to risk-free rates of return required by investors, which may be the result of liquidity and/or investor perceptions of risk (“Market Spread”). The overall objective of Mortgage World’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Mortgage Word manages interest rate risk by entering into best efforts contracts of sale to third party investors.

Mortgage World sells loans to investors without recourse. The investors will assume the risk of loss or default by the borrower. However, Mortgage World is required by these investors to make certain standard representation and warranties relating to credit information, loan documentation and collateral. To the extent that Mortgage Word does not comply with such representation, or there are early payment defaults, Mortgage World may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. If loans payoff within a specified time frame, Mortgage World may be required to refund a portion of the sale proceeds to investors.

Changes in the valuation of securities held could adversely affect us.

At December 31, 2020 and 2019, our securities portfolio totaled $19.2 million and $21.5 million, which represented 1.4% and 2.0% of total assets, respectively. All of the securities in our portfolio as of December 31, 2020 were classified as available-for-sale with the exception of one security classified as held-to-maturity in the amount of $1.7 million. All of the securities in our portfolio as of December 31, 2019 were classified as available-for-sale. Accordingly, a decline in the fair value of our available-for-sale securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary impairment (“OTTI”). For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for debt securities is recognized in other comprehensive income net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

Regulations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which the Bank and the Company may engage and are intended primarily for the protection of the Federal Deposit Insurance Fund and the depositors and borrowers of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and influencing the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in interpretation by us. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Act significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The various federal agencies have adopted a broad range of rules and regulations in compliance with the Dodd-Frank Act. Compliance with the Dodd-Frank Act and its regulations and policies has resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations. Among other provisions recently enacted, the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy Statement was increased from $1.0 billion to $3.0 billion and federally-chartered savings banks and associations have been provided flexibility to adopt the powers of a national bank.

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

The CFPB has a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage loan.  Under the rule, loans that meet the “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

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

The Bank’s minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. The capital requirements also establish a “capital conservation buffer” of 2.5%, which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

We have analyzed these capital requirements, and the Bank meets all of these requirements, including the 2.5% capital conservation buffer.

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

Operations.

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

The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

The Bank is a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2020, the net book value of the Company’s office properties including leasehold improvements was $27.8 million, and the net book value of its furniture, fixtures and other equipment and software was $4.3 million. The Company’s and Bank’s executive offices are located in an owned facility at 2244 Westchester Avenue, Bronx, New York and Mortgage World’s executive office is located at 32-75 Steinway Street, Astoria, NY 11103.

The following table sets forth information regarding the Company’s offices as of December 31, 2020.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2244 Westchester Avenue	Owned	1995	$ 6,507
Bronx, NY 10462
Other Properties:
980 Southern Blvd.	Leased	1990	1,050
Bronx, NY 10459

37-60 82nd Street	Owned	2006	8,072
Jackson Heights, NY 11372

51 East 170th Street	Leased	2018	870
Bronx, NY 10452

169-174 Smith Street	Owned	1988	40
Brooklyn, NY 11201

1925 Third Avenue	Leased	1996	1,761
New York, NY 10003

2244 Westchester Avenue	Owned	1995	821
Bronx, NY 10462

5560 Broadway	Owned	1998	1,115
Bronx, NY 10463

3405-3407 Broadway	Leased	2001	437
Astoria, NY 11106

3821 Bergenline Avenue	Owned	2001	1,564
Union City, NJ 07087

1900-1960 Ralph Avenue	Leased	2007	464
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,613
Brooklyn, NY 11214

100-20 Queens Blvd	Leased	2010	395
Forest Hills, NY 11375

319 First Avenue	Leased	2010	792
New York, NY 10003

32-75 Steinway Street	Leased	2020	128
Astoria, NY 11103

500 Old Country Road	Leased	2020	114
Suite 316 Garden City, NY 11530

375 Sylvan Avenue	Leased	2020	—
Englewood Cliffs, NJ 07632

26-58 Coney Island Avenue	Leased	2020	10
Brooklyn, NY 11223

42 South Washington Avenue	Leased	2020	3
Bergenfield, NJ 07621

135-14 Northern Blvd.	Leased	2020	—
Flushing, NY 11354
			$ 27,756

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

The number of stockholders of record of the Company’s common stock as of March 25, 2021 was 204.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

We will file a consolidated federal tax return with Ponce Bank and Mortgage World. Accordingly, it is anticipated that any cash distributions that we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

Pursuant to our charter, we are authorized to issue preferred stock. If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. For a further discussion concerning the payment of dividends on our shares of common stock, see “Holding Company Regulations—Dividends and Stock Repurchases.” Dividends we can declare and pay will depend, in part, upon receipt of dividends from Ponce Bank, because currently we will have no source of income other than dividends from Ponce Bank and Mortgage World and earnings from the investment of funds held by the Company and interest payments received in connection with the loan to the employee stock ownership plan. Regulations of the Federal Reserve Board and the OCC impose limitations on “capital distributions” by savings institutions. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered securities during the year ended December 31, 2020. The Company has made no sales of unregistered securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	25,399	$9.54	208,790	656,197
November 1, 2020 -November 30, 2020	44,920	$10.58	253,710	—
December 1, 2020 - December 31, 2020	16,720	$11.28	16,720	835,582
Total	87,039	$10.41

The Company repurchased 87,039 shares and 215,704 shares of its common stock at an aggregate cost of $906,000 and $3.1 million during the three months ended December 31, 2020 and 2019, respectively and repurchased 421,824 shares and 1,102,029 shares of its common stock at an aggregate cost of $4.7 million and $15.8 million during the years ended December 31, 2020 and 2019, respectively.

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was authorized to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was authorized to repurchase up to 878,835 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s second share repurchase program was terminated on March 27, 2020 in response to the uncertainty related to the unfolding COVID-19 pandemic. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was authorized to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s third share repurchase program expired on November 30, 2020. On December 14, 2020, the Company adopted a fourth share repurchase program. Under this fourth program, the Company is authorized to repurchase up to 852,302 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares.  The fourth repurchase program may be suspended or terminated at any time without prior notice, and it will expire no later than June 13, 2021.

As of December 31, 2020, the Company had repurchased a total of 1,523,853 shares under the repurchase programs at a weighted average price of $13.43 per share, of which 1,337,059 shares are reported as treasury stock. Of the 1,523,853 shares repurchased, a total of 186,960 shares have been used for grants given to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2020 and 2019. Of these 186,960 shares, 166 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock.

Item 6. Selected Financial Data.

The summary information presented below at or for each of the periods presented is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,355,231	$1,053,756	$1,059,901	$925,522	$744,983
Cash and cash equivalents	72,078	27,677	69,778	59,724	11,716
Available-for-sale securities, at fair value	17,498	21,504	27,144	28,897	52,690
Held-to-maturity securities, at amortized cost	1,743	—	—	—	—
Placements with banks	2,739	—	—	—	—
Mortgage loans held for sale, at fair value	35,406	1,030	—	—	2,143
Loans receivable, net	1,158,640	955,737	918,509	798,703	642,148
Premises and equipment, net	32,045	32,746	31,135	27,172	26,028
FHLBNY stock, at cost	6,426	5,735	2,915	1,511	964
Deposits	1,029,579	782,043	809,758	713,985	643,078
Advances from FHLBNY	117,255	104,404	69,404	36,400	3,000
Warehouse lines of credit	29,961	—	—	—	—
Mortgage loan fundings payable	1,483	—	—	—	—
Total stockholders' equity	159,544	158,402	169,172	164,785	92,992

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest and dividend income	$53,339	$50,491	$46,156	$38,989	$33,741
Interest expense	11,369	12,358	9,490	6,783	5,936
Net interest income	41,970	38,133	36,666	32,206	27,805
Provision (credit) for loan losses	2,443	258	1,249	1,716	(57)
Net interest income after provision for loan losses	39,527	37,875	35,417	30,490	27,862
Noninterest income	13,247	2,683	2,938	3,104	2,431
Noninterest expense	47,539	46,607	34,557	36,557	27,863
Income (loss) before income taxes	5,235	(6,049)	3,798	(2,963)	2,430
Provision (benefit) for income taxes	1,382	(924)	1,121	1,424	1,005
Net income (loss)	3,853	(5,125)	2,677	(4,387)	1,425

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets	0.32%	(0.49%)	0.28%	(0.51%)	0.20%
Return on average equity	2.42%	(3.08%)	1.60%	(3.52%)	1.53%
Net interest rate spread (1)	3.37%	3.40%	3.57%	3.76%	3.82%
Net interest margin (2)	3.69%	3.79%	3.92%	4.02%	4.02%
Noninterest expense to average assets	3.98%	4.47%	3.56%	4.28%	3.84%
Efficiency ratio (3)	86.09%	114.19%	87.26%	103.53%	92.15%
Average interest-earning assets to average interest- bearing liabilities	131.65%	132.25%	134.52%	130.35%	123.84%
Average equity to average assets	13.31%	15.96%	17.26%	14.58%	12.81%

Capital Ratios:
Total capital to risk weighted assets (bank only)	15.95%	18.62%	19.39%	20.73%	19.21%
Tier 1 capital to risk weighted assets (bank only)	14.70%	17.37%	18.14%	19.48%	17.96%
Common equity Tier 1 capital to risk-weighted assets ( bank only)	14.70%	17.37%	18.14%	19.48%	17.96%
Tier 1 capital to average assets (bank only)	11.19%	12.92%	13.66%	14.67%	13.32%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.27%	1.28%	1.36%	1.37%	1.57%
Allowance for loan losses as a percentage of nonperforming loans	127.28%	106.30%	186.77%	97.05%	132.15%
Net (charge-offs) recoveries to average outstanding loans during the year	0.01%	(0.06%)	0.04%	(0.12%)	0.13%
Non-performing loans as a percentage of total loans	1.00%	1.20%	0.73%	1.41%	1.19%
Non-performing loans as a percentage of total assets	0.86%	1.10%	0.64%	1.23%	1.04%
Total non-performing assets as a percentage of total assets	0.86%	1.10%	0.64%	1.23%	1.04%
Total non-performing assets, accruing loans past due 90 days or more, and accruing troubled debt restructured loans as a percentage of total assets	1.35%	1.92%	1.63%	2.72%	3.50%

Other:
Number of offices (4)	20	14	14	14	14
Number of full-time equivalent employees (5)	227	183	181	177	174

(1)	Net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average rate of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Number of offices at December 31, 2020 included six offices due to the acquisition of Mortgage World.
(5)	Number of full-time equivalent employees at December 31, 2020 included 46 employees due to acquisition of Mortgage World.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K.

Overview

We have made significant investments over the last several years in adding experienced bankers, expanding our lending and relationship staff, absorbing the costs of being a public company, upgrading technology and facilities and acquiring Mortgage World. These investments have increased our operating expenses during those periods. However, during those same periods, we have been able to significantly grow the Bank’s loan portfolio while improving its asset quality and strengthening its capital.

Abrupt changes in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase and lowering our interest expense faster than lowering our interest income as interest rates decrease. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. Conversely, decreases in interest rates may have a favorable effect on our net interest income and net economic value, which in turn would likely have a positive effect on our results of operations. As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would react inversely to instantaneous changes in interest rates. To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by introducing new lending programs. See “—Business Strategy”, “—Management of Market Risk” and “Risk Factors—Future changes in interest rates could reduce our profits and asset values.”

Employees and Human Capital Resources

As of December 31, 2020, the Company had 227 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. We believe our ability to attract and retain employees is a key to the Company’s success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market area.

The Company encourages and supports the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and educational reimbursement programs.

A significant focus of the Company is the health and well-being, physical and financial, of staff. Recognizing the increasing stress levels of the staff understandably resulting from personal health concerns, the demise of friends, relatives and co-workers, childcare pressures amid telecommuting, increasing costs of food and supplies, to name a few. The Company paid every staff member regardless of work status, provided recurring town hall and mental health sessions, instituted additional compensation for branch personnel, subsidized branch personnel commuting using non-public transportation, facilitated paid-time-off for childcare and ensured staff suffering from the COVID-19 pandemic symptoms had ample paid-time-off. To ensure the proper enforcement of safe distancing rules, the Company retained security guards at all branches, in many cases multiple guards.

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

•

Community lending programs. The Bank is an authorized direct lender under the Small Business Administration (“SBA”) and a Community Development Financial Institution (“CDFI”). Both of these programs, combined with our pre-existing products, bolster the Bank’s commitment to continue to serve the communities that it has supported over the past sixty years.

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

•

Grow organically and through opportunistic bank or acquisitions. We focus primarily on organic growth as a lower-risk means of deploying our capital. We will fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness. Opportunistic acquisition and/or partnership opportunities are explored if we believe they would enhance the value of our franchise and yield potential financial benefits for our stakeholders. Although we believe opportunities exist to increase our market share in our current banking locations, we will not be adverse to expanding into nearby markets, enlarging our current branch network, or adding loan production offices, provided we believe such efforts would enhance our competitive standing. On July 10, 2020, the Company completed its acquisition of 100 percent of the shares of common stock of Mortgage World.

Non-GAAP Financial Measures

The following discussion contains certain non-GAAP financial measures in addition to results presented in accordance with GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. The Company’s non-GAAP measures may not be comparable to similar non-GAAP information which may be presented by other companies. In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular year. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.

The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, the information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

The table below includes references to the Company's net income and earnings per share for the years ended December 31, 2020 and 2019 before gain on sale of real property and deduction of expenses related to termination of the Company’s Defined Benefit Pension Plan (“Defined Benefit Plan”), respectively. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve comparability of core operations year over year and in future periods. The non-GAAP net income amount and earnings per share reflect adjustments of the non-recurring gain on sale of real property and charges associated with termination of the Defined Benefit Plan, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income and earnings per share is provided below.

Non-GAAP Reconciliation – Net Income Before Gain on Sale of Real Property and Loss on Termination of Defined Benefit Plan (Unaudited)

	Years Ended December 31,
	2020	2019
	(Dollars in thousands, except per share data)
Net income (loss) - GAAP	$3,853	$(5,125)
Gain on sale of real property	(4,177)	—
Loss on termination of pension plan	—	9,930
Income tax provision (benefit)	877	(2,086)
Net income - non-GAAP	$553	$2,719

Earnings (loss) per common share (GAAP) (1)	$0.23	$(0.29)

Earnings per common share (non-GAAP) (1)	$0.03	$0.16

(1)

Basic earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of shares outstanding during the years ended December 31, 2020 and 2019 (16,673,193 shares and 17,432,318 shares, respectively). The assumed exercise of outstanding stock options and vesting of restricted stock units were included in computing the non-GAAP diluted earnings per share and do not result in material dilution.

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the PPP received another $310.0 billion in funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP is scheduled to end on May 31, 2021, unless extended by further legislation. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of December 31, 2020, the Bank had received SBA approval for over 1,000 PPP applications, of which the Bank disbursed 957 loans totaling $85.3 million. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. These loans resulted in $3.1 million in gross processing fee income to be recognized over the life of the respective loans. The average authorized loan size is $89,000 and the median authorized loan size is $17,000. We have estimated that approximately 10,918 jobs have been positively impacted. The Bank, both an MDI and a CDFI, made 957 PPP loans in the amount of $85.3 million significantly exceeding the reported average MDI/CDFI performance.

In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility will extend credit to depository institutions until June 30, 2021, unless the Board and the Department of Treasury determine to extend the Facility at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

Although New York is no longer the hotbed of the COVID-19 pandemic in the United States, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, all back-office and lending personnel continue to work in a remote work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing. Currently, the Company is renovating its office spaces to make these more accessible with employees’ working environment as a result of the COVID-19 pandemic.

Through December 31, 2020, 412 loans aggregating $380.3 million had received forbearance primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. Of those 412 loans, 339 loans aggregating $306.5 million are no longer in deferment and continue performing and 73 loans in the amount of $73.8 million remained in deferment. Of the 73 loans in deferment, 72 loans in the amount of $73.5 million are in renewed forbearance and one loan in the amount of $297,000 is in its original forbearance. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

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

The allowance for loan losses is established as probable incurred losses are estimated to occur through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The discussion and analysis of the financial condition and results of operations are based on the Company’s consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The estimates and assumptions used are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of the Company’s assets and liabilities and results of operations.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the accompanying Consolidated Financial Statements for a discussion of significant accounting policies.

Factors Affecting the Comparability of Results

Defined Benefit Plan. On May 31, 2019, the Company’s Board of Directors approved the termination of the Defined Benefit Plan which was liquidated on December 1, 2019. The benefit obligations settled by the lump sum payments and annuity contracts resulted in payments from plan assets of approximately $13.9 million. The remaining previously unrecognized losses in accumulated other comprehensive loss relating to the Defined Benefit Plan were recognized as an expense and a pre-tax charge of approximately $9.9 million ($7.8 million after-tax) was recorded in other income (expense), net, in our consolidated statements of income (loss) during the fourth quarter of 2019.

Sale of Real Property. On July 27, 2020, the Bank completed the sale of the real property that was owned by the Bank and was the former location of a branch banking office, located at 30 East 170th Street, Bronx, New York (the “Real Property”). The purchase price for the Real Property was $4.7 million and the Bank recognized a net gain of $4.2 million, net of expenses.

Vision 2020

The Company has engaged in a multi-pronged effort to upgrade its infrastructure, adopt electronic banking services and restructure its retail business model. Dubbed internally “Vision 2020,” the effort has had significant beneficial results, continues to involve significant investments and has served to ameliorate the otherwise detrimental effects of the COVID-19 pandemic.

As part of Vision 2020, the Company implemented Salesforce applications throughout the organization, including retail services, lending processes, back-office operations, digital banking and loan underwriting. The Company retained consulting firms to assist in the implementation. The Company anticipates investing over the next four-years a total of $2.5 million, with a positive return on investment within 18 months. The full implementation has been somewhat delayed due to the COVID-19 pandemic but continues to progress.

The infrastructure upgrade has focused primarily on implementing technology, cybersecurity and network progression while establishing a Virtual Private Network (“VPN”). Centered largely on the Company’s core processor, to date the infrastructure upgrade has resulted in relocating and migrating network and in-house servers, replacing outdated PCs, enhancing internet capabilities, purchasing and deploying VPN-enabled laptops to a significant majority of personnel and the redeployment of disaster recovery capabilities. The Company has achieved certain manpower-related cost savings and enabled the uninterrupted continuity of operations by its staff working remotely during the COVID-19 pandemic and the virtual emptying of its operations and headquarters premises using its newly deployed disaster recovery capabilities. The infrastructure upgrade has added resiliency, capacity and redundancies to the Company’s technology structures and resulted in a net increase of $47,000 in recurring monthly data processing costs. Significant one-time costs were incurred to implement the upgrades.

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

The Company continued with key investments, spending a combined $3.5 million in one-time expenses by incurring $1.2 million for the implementation of GPS, our Salesforce based CRM, $1.1 million of expenses for meeting the needs of Ponce Bankers to maintain their jobs, temporarily enhance their benefits and protect them from the COVID-19 pandemic and $1.2 million advancing the Company’s ability to operate digitally, without paper. Additionally, the Company protected its asset quality by increasing ALLL by $2.5 million in response to plausible the COVID-19 pandemic repercussions. The Company was able to offset these $3.5 million one-time expenses with the $4.2 million gain, net of expenses, recognized from the sale of the real property associated with a former branch.

During the year ended December 31, 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain. The product, Grain, is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans to consumers, with credit lines currently not to exceed $1,000. Grain services the loans and is responsible for maintaining compliance with the Bank’s origination and servicing standards. To the extent such standards are not maintained, Grain is responsible for any related losses. As of December 31, 2020, the Company, pursuant to its partnership with Grain, has originated 37,858 consumer loans with balances totaling $25.5 million and 8,693 deposit accounts totaling $1.8 million. The Company is also finalizing a Fintech-based small business automated lending product in partnership with LendingFront Technologies, Inc. The product is mobile application that enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices with automated underwriting using non-traditional methods. The Company expects that all of its Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic. The Company also established a relationship with SaveBetter, LLC, a new fintech startup focusing on brokered deposits.

The Company’s on-going adoption of a new retail business model has been all-encompassing. It has involved the redesign of its retail branches, the shift of branch operations to a centralized back office, the deployment of smart ITM-enabled ATMs and Teller Cash Recyclers, the automation of manual processes and, importantly, the adoption of universal bankers and retail sales. In 2019, the Company earned national recognition as Branch Innovators of the Year for its retail banking model at the 2019 Future Branches Retail Banking Summit in Austin, Texas. The Company has completed the redesign and renovation of two branches at a buildout cost of $2.4 million, including the relocation of one branch to a smaller footprint. The relocation has resulted in a reduction of monthly operating costs. The Company recognized a $4.2 million gain, net of expenses, from the sale of the real estate associated with the former branch on July 27, 2020.

The Company anticipates renovating most, if not all of its branches over the next 18 months, at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The project to fully renovate our Flatlands branch was completed in late November 2020 on time and within the original budget of $356,000 despite modifications made to the original design and construction process related to the COVID-19 pandemic. Bidding to renovate the Bank’s Riverdale branch into a new flagship recapturing space that had previously been subleased is complete and the project has been awarded for a contract cost of $1.5 million. Construction commenced on this project on March 1, 2021 and should be completed early in the third quarter of 2021. A bid has also been accepted for renovation of our Astoria branch with construction scheduled to begin in the second quarter of 2021. The awarded contract is $315,000. The Company expects to incorporate into its retail branches mortgage origination personnel, now that the acquisition of Mortgage World has been completed, and plans to create kiosk branches in certain of Mortgage World’s current locations while creating a full service branch at the site of a Mortgage World mortgage office located in Flushing, Queens, New York. The Mortgage World office located in Flushing, Queens has been purchased using IRS code section 1031 provisions, thus expanding the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

The Company has mostly completed the deployment of new smart ATMs and TCRs at a capitalized cost of $1.9 million. The new equipment has improved customer satisfaction and speeded up transaction processing; it also enabled the Company to reduce manned hours of operations while continuing to service retail customers during the COVID-19 pandemic. It also allowed the

Company to expand its ATM network and increase its interchange income. The shift of branch operations activities and the automation of the processes have improved operating efficiencies and enabled branch personnel to focus on customer service and retail sales. The Company has launched a retail sales initiative focused on increasing demand deposits and banking relationships through the use of retail sales training, incentives and direct mail solicitations. As of December 31, 2020, the initiative has resulted in an investment of $808,000, with over 6,909 net new deposit accounts with balances of $142.8 million, excluding deposit accounts opened as a result of PPP lending. Vision 2020 will enable the Company to manage the process of returning to more normal operations upon governmental authorities adopting enabling pronouncements. The Company is presently adopting a plan to shifting its operations and headquarters personnel to work less remotely, all with due consideration to the health and well-being of its personnel and customers.

The following table presents as of December 31, 2020, the Company’s PPP loans approved by the SBA due to the COVID-19 pandemic:

			Aggregate	Median	Average	No. of
		Number	Amount	Amount	Amount	Jobs
State	Counties	of Loans	of Loans	of Loans	of Loans	Affected
		(Dollars in Thousands)
New York	Kings	125	$39,353	$21	$315	3,553
	Bronx	208	14,860	13	71	2,177
	Queens	220	10,523	18	48	1,651
	New York	169	8,261	15	49	1,196
	Nassau	47	2,283	14	49	312
	Westchester	39	1,540	13	39	242
	Suffolk	18	640	17	36	105
	Richmond	10	570	12	57	124
	Albany	1	129	129	129	11
	Rockland	2	52	26	26	3
	Dutchess	2	38	19	19	6
	Sullivan	2	15	8	8	4
	Ulster	1	6	6	6	1
	Greene	1	20	20	20	2
	Total New York	845	$78,290	$16	$93	9,387

New Jersey	Monmouth	9	$2,060	46	229	401
	Essex	11	1,676	137	152	381
	Hudson	22	1,079	18	49	227
	Passaic	8	581	14	73	140
	Union	11	386	25	35	82
	Bergen	11	314	27	29	76
	Morris	5	259	24	52	66
	Middlesex	3	22	6	7	4
	Burlington	1	21	21	21	1
	Mercer	1	38	38	38	9
	Clark	1	39	39	39	7
	Ocean	1	9	9	9	1
	Total New Jersey	84	$6,484	$24	$77	1,395

Indiana	Lake	17	$239	10	14	64
California	Los Angeles	1	164	164	164	45
Nevada	Clark	2	45	23	23	2
Illinois	Cook	2	31	15	16	10
Rhode Island	Providence	1	25	25	25	5
Connecticut	Fairfield	3	31	9	10	3
North Carolina	Forsyth	1	26	27	26	4
Kentucky	Jefferson	1	5	5	5	3
	Total	957	$85,340	$17	$89	10,918

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets. Total consolidated assets increased $301.4 million, or 28.6%, to $1.4 billion at December 31, 2020 from $1.1 billion at December 31, 2019. The increase in total assets is attributable to increases in net loans receivable of $202.9 million, including $85.3 million in PPP loans, cash and cash equivalents of $44.4 million, mortgage loans held for sale, at fair value, of $34.4 million, other assets of $11.0 million, accrued interest receivable of $7.4 million, placements with banks of $2.7 million, held-to-maturity securities of $1.7 million, deferred taxes of $932,000 and FHLBNY stock of $691,000. The increase in total assets was reduced by decreases in available-for-sale securities of $4.0 million and premises and equipment, net, of $701,000.

Mortgage World Total Assets. Mortgage World’s total assets at December 31, 2020 was $38.4 million, primarily consisting of mortgage loans held for sale, at fair value, of $34.4 million, other assets of $1.9 million, cash and cash equivalents of $1.8 million, premises and equipment, net, of $269,000, and net loans receivable of $40,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $44.4 million, or 160.4%, to $72.1 million at December 31, 2020, compared to $27.7 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of increases of $247.5 million in net deposits, of which $43.5 million is related to net PPP funding, $20.8 million in advances of warehouse lines of credit related to Mortgage World, $17.8 million in maturities and/or calls of available-for-sale securities, $12.9 million in net advances from FHLBNY and a $4.7 million in proceeds from the sale of real property. The increase in cash and cash equivalents was offset by increases of $209.4 million in net loans receivable, including $85.3 million in PPP loans, $23.8 million of mortgage loans held for sale, at fair value related to Mortgage World, $13.6 million in purchases of available-for-sale securities, $4.7 million in purchases of shares held as treasury stock, $2.7 million in placement with banks, $1.9 million in purchases of premises and equipment, $1.7 million in held-to-maturity securities and $1.0 million, net of cash acquired, related to the acquisition of Mortgage World.

Securities. The composition of securities at December 31, 2020 and 2019 and the amounts maturing of each classification are summarized as follows:

	December 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$—	$—	$2,000	$2,000
More than three months through one year	—	—	14,373	14,354
More than one year through five years	—	—	—	—
More than five years through ten years	—	—	—	—
	—	—	16,373	16,354
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More than one year through five years	2,651	2,728	—	—
More than five years through ten years	7,730	7,735	—	—
	10,381	10,463	—	—
Mortgage-Backed Securities	6,970	7,035	5,162	5,150
Total available-for-sale securities	$17,351	$17,498	$21,535	$21,504

Held-to-Maturity Securities:
Mortgage-Backed Securities	$1,743	$1,722	$—	$—
Total held-to-maturity securities	$1,743	$1,722	$—	$—

Gross Loans Receivable. The composition of gross loans receivable at December 31, 2020 and 2019 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2020		December 31, 2019		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$319,596	27.3%	$305,272	31.6%	$14,324	4.7%
Owner-Occupied	98,795	8.4%	91,943	9.5%	6,852	7.5%
Multifamily residential	307,411	26.2%	250,239	25.9%	57,172	22.8%
Nonresidential properties	218,929	18.7%	207,225	21.4%	11,704	5.6%
Construction and land	105,858	9.0%	99,309	10.3%	6,549	6.6%
Total mortgage loans	1,050,589	89.6%	953,988	98.7%	96,601	10.1%
Nonmortgage loans:
Business loans (1)	94,947	8.1%	10,877	1.1%	84,070	*
Consumer loans (2)	26,517	2.3%	1,231	0.2%	25,286	*
Total nonmortgage loans	121,464	10.4%	12,108	1.3%	109,356	*
Total gross loans	$1,172,053	100.0%	$966,096	100.0%	$205,957	21.3%

* Indicates more than 200%.

(1)	As of December 31, 2020, business loans include $85.3 million of PPP loans.
(2)	As of December 31, 2020, consumer loans include $25.5 million of loans originated by the Bank pursuant to its arrangement with Grain.

The increase in the composition of the loan portfolio was aided by $85.3 million related to PPP loans at December 31, 2020 when compared to December 31, 2019. Based on current internal loan reviews, the Company remains confident that the quality of our underwriting, our weighted average loan-to-value ratio of 56.1% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate mortgage loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At December 31, 2020, approximately 7.9% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans was secured by owner-occupied commercial real estate, compared to 8.0% at December 31, 2019. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on cash flows and valuation of the real estate.

Through December 31, 2020, 412 loans aggregating $380.3 million had requested forbearance primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months. Of those 412 loans, 339 loans aggregating $306.4 million are no longer in deferment and continue performing and 73 loans in the amount of $73.8 million remained in deferment. Of the 73 loans in deferment, 72 loans in the amount of $73.5 million are in renewed forbearance and one loan in the amount of $297,000 is in its initial forbearance. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

The following table presents the loans modified as a result of the COVID-19 pandemic through December 31, 2020:

			Weighted	Percentage
	Number	Loan	Average	of Total
	of Loans	Amount	Loan-to-Value	Modifications
	(Dollars in Thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	186	$130,547	61.6%	45.1%
Owner-Occupied	65	35,591	50.0%	15.8%
Multifamily residential	61	74,630	49.0%	14.8%
Nonresidential properties	81	97,040	47.9%	19.7%
Construction and land	7	41,147	57.8%	1.7%
Nonmortgage loans:
Business loans	7	1,230	0.0%	1.7%
Consumer loans	5	80	0.0%	1.2%
Total	412	$380,265	53.9%	100.0%

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor-owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by the bank’s management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2020 and 2019, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 68.3% and 67.4%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 379.8% and 349.7% as of December 31, 2020 and 2019, respectively. At December 31, 2020, the Bank was within the 100% ratio for construction and land mortgage loans established by banking guidelines, but exceeded the 300% guideline for investor-owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at December 31, 2020 increased $34.4 million to $35.4 million from $ 1.0 million at December 31, 2019. The increase was related to the acquisition of Mortgage World.

Deposits. The composition of deposits at December 31, 2020 and 2019 and changes in dollars and percentages are summarized as follows:

	December 31, 2020		December 31, 2019		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$189,855	18.5%	$109,548	14.0%	$80,307	73.3%
Interest-bearing deposits:
NOW/IOLA accounts	39,296	3.8%	32,866	4.2%	6,430	19.6%
Money market accounts	136,258	13.2%	86,721	11.1%	49,537	57.1%
Reciprocal deposits	131,363	12.8%	47,659	6.1%	83,704	175.6%
Savings accounts	125,820	12.2%	115,751	14.8%	10,069	8.7%
Total NOW, money market, reciprocal and savings	432,737	42.0%	282,997	36.2%	149,740	52.9%
Certificates of deposit of $250K or more	78,435	7.6%	84,263	10.8%	(5,828)	(6.9%)
Brokered certificates of deposit (2)	52,678	5.1%	76,797	9.8%	(24,119)	(31.4%)
Listing service deposits (2)	39,476	3.8%	32,400	4.1%	7,076	21.8%
All other certificates of deposit less than $250K	236,398	23.0%	196,038	25.1%	40,360	20.6%
Total certificates of deposit	406,987	39.5%	389,498	49.8%	17,489	4.5%
Total interest-bearing deposits	839,724	81.5%	672,495	86.0%	167,229	24.9%
Total deposits	$1,029,579	100.0%	$782,043	100.0%	$247,536	31.7%

(1)	As of December 31, 2020, included in demand deposits are $43.5 million related to net PPP funding.

(2)	There were $27.0 million in individual brokered certificates of deposit or listing service deposits amounting to $250,000 or more.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of December 31, 2020 and 2019. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ensure that the Company is operating within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at December 31, 2020 and 2019 of $117.3 million and $104.4 million, respectively. These borrowings are in the form of advances from the FHLBNY.

Warehouse Lines of Credit. Mortgage World maintains two warehouse lines of credit totaling $34.9 million with financial institutions for the purpose of funding the origination and sale of residential mortgages. At December 31, 2020, Mortgage World utilized $30.0 million for funding of mortgage loans held for sale.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $1.1 million, or 0.7%, to $159.5 million at December 31, 2020, from $158.4 million at December 31, 2019. The $1.1 million increase in stockholders’ equity was mainly attributable to $3.9 million in net income, $1.4 million related to restricted stock units and stock options, $482,000 related to the Company’s Employee Stock Ownership Plan and $115,000 related to unrealized gains on available-for-sale securities, offset by $4.7 million in stock repurchases.

Mortgage World Stockholder’s Equity. Mortgage World stockholders’ equity at December 31, 2020 was $5.3 million primarily consisted of $3.5 million in paid-in capital and $1.8 million in net income.

Results of Operations

The discussion of the Company’s results of operations for the years ended December 31, 2020, 2019 and 2018 are presented below. Included in the results of operations of the Company are the results of operations of Mortgage World from July 10, 2020 through December 31, 2020. The results of operations may not be indicative of future results.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

The following table presents the consolidated results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$53,339	$50,491	$2,848	5.6%
Interest expense	11,369	12,358	(989)	(8.0%)
Net interest income	41,970	38,133	3,837	10.1%
Provision for loan losses	2,443	258	2,185	*
Net interest income after provision for loan losses	39,527	37,875	1,652	4.4%
Noninterest income	13,247	2,683	10,564	393.7%
Noninterest expense	47,539	46,607	932	2.0%
Income (loss) before income taxes	5,235	(6,049)	11,284	186.5%
Provision (benefit) for income taxes	1,382	(924)	2,306	249.6%
Net income (loss)	$3,853	$(5,125)	$8,978	175.2%
Earnings (loss) per share for the period
Basic	$0.23	$(0.29)	$0.52	179.7%
Diluted	$0.23	$(0.29)	$0.52	179.7%

*Exceed 500%

General. Consolidated net income for the year ended December 31, 2020, was $3.9 million compared to a net loss of ($5.1 million) for the year ended December 31, 2019. The change in net income reflects a $10.6 million, or 393.7%, increase in non-interest income, mainly as a result of a $4.2 million gain, net of expenses, on the sale of real property and $6.2 million of non-interest income attributable to Mortgage World operations. Net income was also impacted by a $2.8 million, or 5.6%, increase in interest and dividend income, a $989,000, or 8.0%, decrease in interest expense, offset by a $2.3 million increase in provision for income taxes, a $2.2 million increase in provision for loan losses in response to the COVID-19 pandemic and a $932,000, or 2.0%, increase in non-interest expense.

Mortgage World’s net income from July 10, 2020 through December 31, 2020 was $1.8 million, attributable to $6.2 million in non-interest income and $274,000 in interest and dividend income, offset by $3.9 million in non-interest expense, $521,000 in provision for income taxes and $250,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $2.8 million, or 5.6%, to $53.3 million for the year ended December 31, 2020, from $50.5 million for the year ended December 31, 2019. The increase was primarily due to a $3.1 million, or 6.3%, increase in interest income on loans, which is our primary source of interest income, offset by a decrease of $235,000 of other interest and dividend income. Average loan balances increased $122.6 million, or 13.0%, to $1.1 billion for the year ended December 31, 2020 from $946.2 million for the year ended December 31, 2019. The increase in average loan balances was mainly driven by increases in business loans, of which $50.6 million related to PPP loans, multifamily residential loans, one-to-four family residential loans, nonresidential loans, and construction and land mortgage loans. The average yield on loans decreased 31 basis points to 4.90% for the year ended December 31, 2020 from 5.21% for the year ended December 31, 2019.

The following table presents interest income on loans for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$20,538	$20,339	$199	1.0%
Multifamily residential	12,990	12,053	937	7.8%
Nonresidential properties	9,838	9,621	217	2.3%
Construction and land	6,827	6,374	453	7.1%
Business loans	1,727	824	903	109.6%
Consumer loans	469	95	374	393.7%
Total interest income on loans receivable	$52,389	$49,306	$3,083	6.3%

Interest income on deposits due from banks and available-for-sale securities and dividend income from FHLBNY stock decreased $235,000, or 19.8%, to $950,000 for the year ended December 31, 2020 from $1.2 million for the year ended December 31, 2019. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $9.9 million, or 16.4%, to $70.2 million for the year ended December 31, 2020, from $60.3 million for the year ended December 31, 2019. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock decreased 62 basis points to 1.35% for the year ended December 31, 2020 from 1.97% for the year ended December 31, 2019.

The following table presents interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$84	$617	$(533)	(86.4%)
Interest on available-for-sale securities	515	362	153	42.3%
Dividend on FHLBNY stock	351	206	145	70.4%
Total interest and dividend income	$950	$1,185	$(235)	(19.8%)

Interest Expense. Interest expense decreased $989,000, or 8.0%, to $11.4 million for the year ended December 31, 2020, from $12.4 million for the year ended December 31, 2019.

Interest expense on certificates of deposit decreased $1.1 million, or 14.3%, to $6.6 million for the year ended December 31, 2020 from $7.7 million for the year ended December 31, 2019. The average balance on certificates of deposit decreased $23.7 million, or 5.9%, to $379.3 million for the year ended December 31, 2020 from $403.0 million for the same period last year, and the average rate the Bank paid on certificates of deposit decreased 17 basis points to 1.73% for the year ended December 31, 2020 from 1.90% for the same period in 2019.

Interest expense on money market accounts decreased $680,000, or 26.7%, to $1.9 million for the year ended December 31, 2020 from $2.5 million for the year ended December 31, 2019. The average balance of money market accounts increased $82.7 million, or 66.3%, to $207.5 million for the year ended December 31, 2020 from $124.7 million for the same period last year, while the average rate paid on money market accounts decreased 114 basis points to 0.90% for the year ended December 31, 2020 from 2.04% for the year ended December 31, 2019.

Interest expense on borrowings increased $765,000, or 41.3%, to $2.6 million for the year ended December 31, 2020 from $1.9 million for the year ended December 31, 2019. The average balance on borrowings increased $43.6 million, or 56.1%, to $121.2 million for the year ended December 31, 2020 from $77.6 million for the same period last year, and the average rate the Bank paid on borrowings decreased 23 basis points to 2.16% for the year ended December 31, 2020 from 2.39% for the same period in 2019.
The following table presents interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,576	$7,677	$(1,101)	(14.3%)
Money market	1,869	2,549	(680)	(26.7%)
Savings	148	152	(4)	(2.6%)
NOW/IOLA	153	122	31	25.4%
Advance payments by borrowers	4	4	—	0.0%
Borrowings	2,619	1,854	765	41.3%
Total interest expense	$11,369	$12,358	$(989)	(8.0%)

Net Interest Income. Net interest income increased $3.8 million, or 10.1%, to $42.0 million for the year ended December 31, 2020 from $38.1 million for the year ended December 31, 2019, primarily as a result of organic loan growth and lower average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $28.3 million, or 11.6%, to $273.8 million for the year ended December 31, 2020 from $245.4 million for the same period in 2019, due primarily to increases of $122.6 million in average loans and mortgage loans held for sale, $18.2 million in FHLBNY demand account and FHLBNY stock dividends, a decrease of $23.7 million in average certificates of deposit, offset by increases of $82.7 million in average money market accounts, $43.6 million in average borrowings and a decrease of $8.3 million in average securities. The net interest rate spread decreased by 3 basis points to 3.37% for the year ended December 31, 2020 from 3.40% for the year ended December 31, 2019, and the net interest margin decreased by 10 basis points to 3.69% from 3.79% for the years ended December 31, 2020 and 2019, respectively.

Management continues to deploy various asset and liability management strategies to manage the Company’s risk of interest rate fluctuations. Net interest margin decreased 10 basis points for the year ended December 31, 2020, to 3.69% from 3.79% for the year ended December 31, 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive and evidencing the effect of the COVID-19 pandemic. The Federal Reserve Board reduced the federal funds interest rate by an aggregate of 225 basis points during the second half of 2019 and the first quarter of 2020. The 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. The Federal Reserve Board has stated that its federal funds interest rate policy will remain accommodative at least through 2023. However, in the event that short-term interest rates were to be cut further in 2021 or beyond, the Company’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which further cuts would impact the Company’s yields on its earning assets.

Although it could be anticipated that the Bank’s net interest margin may further decrease in 2021, management believes net interest income may continue to increase compared to 2020 primarily due to increased average earning asset volumes, primarily loans. Management will continue to seek to fund these increased loan volumes by growing its core deposits, but will utilize funding alternatives, as needed.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the year ended December 31, 2020 of $2.4 million compared to $258,000 for the year ended December 31, 2019. The Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicated that it would likely be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The increase of $2.2 million in provision of loan losses was primarily driven by increases of $1.3 million in multifamily residential, $658,000 in 1-4 family investor owned residential mortgage, $426,000 in nonresidential properties, $334,000 in 1-4 family owner-occupied residential mortgage and $270,000 in consumer loans offset by decreases of $703,000 in business loans and $113,000 in construction and land. The ALLL was $14.9 million, or 1.27% of total loans, at December 31, 2020, compared to $12.3 million, or 1.28% of total loans, at December 31, 2019. Excluding $85.3 million in PPP loans, the ALLL at December 31, 2020 would have been 1.37% of total loans.

Factoring in the uncertainty about the COVID-19 pandemic and to the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the ALLL. However, regulatory agencies are not directly involved in establishing the ALLL as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Bank has selected the CECL model and has begun running scenarios. The extent of the change to ALLL is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The Company is taking advantage of the extended transition period for complying with this new accounting standard. Assuming it remains a smaller reporting company, the Bank will adopt the CECL standard for fiscal years beginning after December 15, 2022. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the accompanying Consolidated Financial Statements for a discussion of the CECL standard.

Non-interest Income. Consolidated non-interest income increased $10.6 million, to $13.2 million for the year ended December 31, 2020 from $2.7 million for the year ended December 31, 2019. The increase in non-interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a $4.2 million gain, net of expenses, on the sale of real property, combined with $6.2 million in gain on sale of mortgage loans, loan origination fees, brokerage commissions and other non-interest income attributable to Mortgage World operations. The increase in non-interest income also was the result of $429,000 in other non-interest income and $228,000 in brokerage commissions related to the Bank, offset by decreases of $397,000 in late and prepayment charges related to mortgage loans and $79,000 in service charges and fees related to the Bank.

Mortgage World’s non-interest income from July 10, 2020 through December 31, 2020 was $6.2 million, consisting of $4.1 million in income on sale of mortgage loans, $925,000 in loan origination fees, $627,000 in other non-interest income and $535,000 in brokerage commissions.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$892	$971	$(79)	(8.1%)
Brokerage commissions	974	212	762	359.4%
Late and prepayment charges	358	755	(397)	(52.6%)
Income on sale of mortgage loans	4,120	—	4,120	—%
Loan origination	925	—	925	—%
Gain on sale of real property	4,177	—	4,177	—%
Other	1,801	745	1,056	141.7%
Total non-interest income	$13,247	$2,683	$10,564	393.7%

Non-interest Expense. Consolidated non-interest expense increased $932,000, or 2.0%, to $47.5 million for the year ended December 31, 2020, compared to $46.6 million for the year ended December 31, 2019. The increase in non-interest expense was primarily attributable to $3.9 million in non-interest expense related to Mortgage World operations, of which $2.3 million was related to compensation and benefits. The remainder of the increases in non-interest expense attributable to the Bank were $2.8 million in professional fees, $1.6 million in occupancy and equipment expense due to new software licenses and security services, $838,000 in compensation and benefits, $686,000 in other operating expenses mainly due to employment agency fees and collection fees, $544,000 in data processing expenses as a result of system enhancements and implementation charges related to new software upgrades and $319,000 in marketing and promotional expenses attributable to the Bank. The increases in non-interest expense were offset by the absence of the non-recurring $9.9 million loss on the termination of the pension plan related to the Bank, recognized in the fourth quarter of 2019. The increase of $2.8 million attributable to the Bank in professional fees was mainly attributable to increases in consulting fees of $1.8 million and professional services of $1.0 million related to the document imaging project adopted in late 2019. Included in non-interest expense for the year ended December 31, 2020 was $1.1 million of expenses incurred as a result of the COVID-19 pandemic. Excluding the impact of the $3.9 million in non-interest expense related to Mortgage World for the year ended December 31, 2020 and the $9.9 million loss on termination of pension plan related to the Bank recognized in the fourth quarter of 2019, total non-interest expense would have increased $7.0 million, or 19.0%, to $43.7 million for the year ended December 31, 2020 compared to $36.7 million for the year ended December 31, 2019.

Mortgage World’s non-interest expense from July 10, 2020 through December 31, 2020 was $3.9 million, consisting primarily of $2.3 million in compensation and benefits, $792,000 in direct loan expenses, $322,000 in occupancy and equipment and $279,000 in other operating expenses.

The following table presents non-interest expense for the periods indicated.

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$22,053	$18,883	$3,170	16.8%
Loss on termination of pension plan	—	9,930	(9,930)	(100.0%)
Occupancy and equipment	9,564	7,612	1,952	25.6%
Data processing expenses	2,137	1,576	561	35.6%
Direct loan expenses	1,447	692	755	109.1%
Insurance and surety bond premiums	553	414	139	33.6%
Office supplies, telephone and postage	1,399	1,185	214	18.1%
Professional fees	6,049	3,237	2,812	86.9%
Marketing and promotional expenses	488	158	330	208.9%
Directors fees	276	294	(18)	(6.1%)
Regulatory dues	210	231	(21)	(9.1%)
Other operating expenses	3,363	2,395	968	40.4%
Total non-interest expense	$47,539	$46,607	$932	2.0%

Income Tax Expense. Consolidated income tax expense was $1.4 million for the year ended December 31, 2020 and ($924,000) in income tax benefit for the year ended December 31, 2019, resulting in effective tax rates of 26.4% and 15.3%, respectively. At December 31, 2020 and 2019, net deferred tax assets amounted to $4.7 million and $3.7 million, respectively.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

The following table presents the consolidated results of operations for the periods indicated:

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

Interest and Dividend Income. Interest and dividend income increased $4.3 million, or 9.4%, to $50.5 million for the year ended December 31, 2019, from $46.2 million for the year ended December 31, 2018. The increase was primarily due to a $4.4 million, or 9.7%, increase in interest income on loans, which is our primary source of interest income, offset by a decrease of $0.1 million of other interest and dividend income. Average loan balances increased $79.1 million, or 9.0%, to $946.2 million for the year ended December 31, 2019 from $867.0 million for the year ended December 31, 2018. The increase in average loan balances was mainly driven by increases in the multifamily residential, nonresidential, one-to-four family residential, and construction and land mortgage loan portfolios. The average yield on loans increased 3 basis point to 5.21% for the year ended December 31, 2019 from 5.18% for the year ended December 31, 2018.

The following table presents interest income on loans receivable for the periods indicated:

	For the Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$20,339	$19,799	$540	2.7%
Multifamily residential	12,053	10,699	1,354	12.7%
Nonresidential properties	9,621	8,485	1,136	13.4%
Construction and land	6,374	5,042	1,332	26.4%
Business loans	824	852	(28)	(3.3%)
Consumer loans	95	71	24	33.8%
Total interest income on loans receivable	$49,306	$44,948	$4,358	9.7%

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

Management continued to deploy various asset and liability management strategies to manage the Bank’s risk of interest rate fluctuations. Net interest margin decreased 13 basis points in 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive. The Federal Reserve Board reduced the federal funds interest rate by 25 basis points on each of July 31, September 18, and October 30, 2019. Further, on March 3, 2020, and March 15, 2020, the Federal Reserve Board, in emergency actions, decreased the targeted federal funds rate by an aggregate of 150 basis points. These rate cuts were in response to severe market turmoil. As a result of these rate cuts and in the event that short-term interest rates were to be cut further in 2020 or beyond, the Bank’s net interest margin will likely be negatively impacted as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with which these cuts would impact the Bank’s yields on its earning assets. Although it could be anticipated that the Bank’s net interest margin may continue to decrease in 2021, we believe net interest income should continue to increase compared to 2020 primarily due to increased average earning asset volumes, primarily loans. Management will continue to seek to fund these increased loan volumes by growing its core deposits, but will utilize funding alternatives, as needed.

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

After an evaluation of these factors, the Bank established a the provision for loan losses for the year ended December 31, 2019 of $258,000, compared to $1.2 million for the year ended December 31, 2018.

The ALLL was $12.3 million at December 31, 2019 compared to $12.7 million at December 31, 2018. The allowance for loan losses to gross loans decreased to 1.28% at December 31, 2019 from 1.36% at December 31, 2018.

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

The following table presents non-interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$18,883	$17,939	$944	5.3%
Occupancy and equipment	7,612	6,673	939	14.1%
Loss on termination of pension plan	9,930	—	9,930	100.0%
Data processing	1,576	1,408	168	11.9%
Direct loan expense	692	788	(96)	(12.2%)
Insurance and surety bond premiums	414	369	45	12.2%
Office supplies, telephone and postage	1,185	1,309	(124)	(9.5%)
Professional fees	3,237	3,154	83	2.6%
Marketing and promotional expenses	158	215	(57)	(26.5%)
Directors fees	294	277	17	6.1%
Regulatory dues	231	238	(7)	(2.9%)
Other operating expenses	2,395	2,187	208	9.5%
Total non-interest expense	$46,607	$34,557	$12,050	34.9%

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

	For the Years Ended December 31,
	2020			2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,068,785	$52,389	4.90%	$946,159	$49,306	5.21%
Securities (2)	16,473	515	3.13%	24,778	362	1.46%
Other (3)	53,683	435	0.81%	35,517	823	2.32%
Total interest-earning assets	1,138,941	53,339	4.68%	1,006,454	50,491	5.02%
Non-interest-earning assets	56,415			35,504
Total assets	$1,195,356			$1,041,958
Interest-bearing liabilities:
NOW/IOLA	$29,792	$153	0.51%	$27,539	$122	0.44%
Money market	207,454	1,869	0.90%	124,729	2,548	2.04%
Savings	118,956	148	0.12%	119,521	153	0.13%
Certificates of deposit	379,276	6,576	1.73%	403,010	7,677	1.90%
Total deposits	735,478	8,746	1.19%	674,799	10,500	1.56%
Advance payments by borrowers	8,463	4	0.05%	8,608	4	0.05%
Borrowings	121,193	2,619	2.16%	77,621	1,854	2.39%
Total interest-bearing liabilities	865,134	11,369	1.31%	761,028	12,358	1.62%
Non-interest-bearing liabilities:
Non-interest-bearing demand	164,555	—		110,745	—
Other non-interest-bearing liabilities	6,603	—		3,900	—
Total non-interest-bearing liabilities	171,158	—		114,645	—
Total liabilities	1,036,292	11,369		875,673	12,358
Total equity	159,064			166,285
Total liabilities and total equity	$1,195,356		1.31%	$1,041,958		1.62%
Net interest income		$41,970			$38,133
Net interest rate spread (4)			3.37%			3.40%
Net interest-earning assets (5)	$273,807			$245,426
Net interest margin (6)			3.69%			3.79%
Average interest-earning assets to interest-bearing liabilities			131.65%			132.25%

(1)	Loans includes mortgage loans held for sale, at fair value.
(2)	Securities include available-for-sale securities and held-to-maturity securities.
(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$6,390	$(3,307)	$3,083
Securities (2)	(121)	274	153
Other	421	(809)	(388)
Total interest-earning assets	6,690	(3,842)	2,848
Interest-bearing liabilities:
NOW/IOLA	10	21	31
Money Market	1,690	(2,369)	(679)
Savings	(1)	(4)	(5)
Certificates of deposit	(452)	(649)	(1,101)
Total deposits	1,247	(3,001)	(1,754)
Advance payment by borrowers	—	—	—
Borrowings	1,041	(276)	765
Total interest-bearing liabilities	2,288	(3,277)	(989)
Change in net interest income	$4,402	$(565)	$3,837

(1)	Loans includes mortgage loans held for sale, at fair value.
(2)	Securities include available-for-sale securities and held-to-maturity securities.

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of December 31, 2020, in the event of an instantaneous upward and downward change in rates from management's level interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (basis points) (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$38,841	(12.59%)
+300	40,808	(8.17%)
+200	42,434	(4.51%)
+100	43,671	(1.72%)
Level	44,437	0.00%
-100	43,909	(1.19%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At December 31, 2020, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At December 31, 2020, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	basis points
	(Dollars in thousands)
+400	$123,374	$(15,705)	(11.29%)	9.75%	(1,129)
+300	130,263	(8,816)	(6.34%)	10.12%	(634)
+200	135,561	$(3,518)	(2.53%)	10.35%	(253)
+100	139,001	(78)	(0.06%)	10.44%	(6)
Level	139,079	—	0.00%	10.27%	—
-100	150,653	11,574	8.32%	10.95%	832

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Although an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, management believes that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could alter the adverse impact of changes in interest rates.

At December 31, 2020, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The Asset/Liability Committee may determine that the Bank should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions as to anticipate interest rate fluctuations in future periods. The Federal Reserve Board decreased the targeted federal funds interest rate by an aggregate of 225 basis points during the second half of 2019 and first quarter of 2020. The 2020 rate cuts were in response to unprecedented market turmoil as a result of the onset of the COVID-19 pandemic. The Federal Reserve Board has stated that its federal funds interest rate policy will remain accommodative at least through 2023. We cannot make any representation as to whether, or how many times, the Federal Reserve Board will decrease or increase the targeted federal funds rate in the future.

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

The following table sets forth the Bank’s interest-earning assets and its interest-bearing liabilities at December 31, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2020
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Zero Days to Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$72,078	$72,078	$72,078	$72,078	$72,078	$72,078	$72,078		$72,078
Securities (1)	802	1,514	6,183	7,865	10,883	19,094	19,094	147	19,241
Placements with banks	2,739	2,739	2,739	2,739	2,739	2,739	2,739		$2,739
Loans receivable, net (includes LHFS)	182,337	273,469	451,205	710,938	1,147,028	1,195,099	1,195,099	(1,053)	1,194,046
FHLBNY Stock	6,426	6,426	6,426	6,426	6,426	6,426	6,426	—	6,426
Other assets	—	—	—	—	—	—	—	60,701	60,701
Total	$264,382	$356,226	$538,631	$800,046	$1,239,154	$1,295,436	$1,295,436	$59,795	$1,355,231
Liabilities:
Non-maturity deposits	$16,445	$30,887	$59,771	$117,545	$256,222	$449,570	$449,570	$173,022	$622,592
Certificates of deposit	103,737	168,744	271,229	353,272	402,987	406,987	406,987	—	406,987
Other liabilities	8,000	8,000	8,000	120,324	148,699	148,699	148,699	17,409	166,108
Total liabilities	128,182	207,631	339,000	591,141	807,908	1,005,256	1,005,256	190,431	1,195,687
Stockholders' equity	—	—	—	—	—	—	—	159,544	159,544
Total liabilities and stockholders' equity	$128,182	$207,631	$339,000	$591,141	$807,908	$1,005,256	$1,005,256	$349,975	$1,355,231
Asset/liability gap	$136,200	$148,595	$199,631	$208,905	$431,246	$290,180	$290,180
Gap/assets ratio	206.26%	171.57%	158.89%	135.34%	153.38%	128.87%	128.87%

(1)	Includes available-for-sale securities and held-to-maturity securities.

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

	December 31, 2019
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Zero Days to Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$20,915	$20,915	$20,915	$20,915	$20,915	$20,915	$20,915	$6,762	$27,677
Available-for-sale securities	8,345	14,289	17,317	17,780	18,971	21,535	21,535	(31)	21,504
Placements with banks	—	—	—	—	—	—	—	—	—
Loans receivable, net (includes LHFS)	89,160	150,369	252,643	449,840	916,284	957,901	957,901	(1,134)	956,767
FHLBNY Stock	5,735	5,735	5,735	5,735	5,735	5,735	5,735	—	5,735
Other assets	—	—	—	—	—	—	—	42,073	42,073
Total	$124,155	$191,308	$296,610	$494,270	$961,905	$1,006,086	$1,006,086	$47,670	$1,053,756
Liabilities:
Non-maturity deposits	$282,997	$282,997	$282,997	$282,997	$282,997	$282,997	$282,997	$109,548	$392,545
Certificates of deposit	73,784	119,986	216,963	327,082	389,499	389,498	389,498	—	389,498
Other liabilities	—	—	—	11,029	104,404	104,404	104,404	8,907	113,311
Total liabilities	356,781	402,983	499,960	621,108	776,900	776,899	776,899	118,455	895,354
Stockholders' equity	—	—	—	—	—	—	—	158,402	158,402
Total liabilities and stockholders' equity	$356,781	$402,983	$499,960	$621,108	$776,900	$776,899	$776,899	$276,857	$1,053,756
Asset/liability gap	$(232,626)	$(211,675)	$(203,350)	$(126,838)	$185,005	$229,187	$229,187
Gap/assets ratio	34.80%	47.47%	59.33%	79.58%	123.81%	129.50%	129.50%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At December 31, 2020 and 2019, we had $117.3 million and $104.4 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $61.5 million and $3.5 million, respectively. At December 31, 2020 and 2019, there was eligible collateral of approximately $336.8 million and 301.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at December 31, 2020 and 2019. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of December 31, 2020 and 2019. Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans, with a maximum credit line of $34.9 million, of which $30.0 million was utilized, with $4.9 million remaining unused, as of December 31, 2020.

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

Net cash (used in) provided by operating activities was ($27.5 million) and $5.0 million for the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, purchases of available-for-sale and held-to-maturity securities, proceeds from maturing of available-for-sale securities and pay downs on mortgage-backed available-for-sale securities, was $(204.6 million) and $(38.7 million) for the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) financing activities, consisting of activities in deposit accounts, advances and repurchase of treasury stock, was $276.5 million and ($8.5 million) for the years ended December 31, 2020 and 2019, respectively.

Based on the Company’s current assessment of the economic impact of the COVID-19 pandemic on its borrowers, management has determined that it will likely be a detriment to borrowers’ ability to repay in the short-term and that the likelihood of long-term detrimental effects will depend significantly on the resumption of normalized economic activities, a factor not yet determinable. The Bank’s management also took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At December 31, 2020 and 2019, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at December 31, 2020 and 2019. Management is not aware of any conditions or events that would change the Company’s and the Bank’s well capitalized category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At December 31, 2020 and 2019, the Company had outstanding commitments to originate loans, commitments to sell loans at lock-in rates, commitments under lines of credit, and letters of credit totaling $151.3 million and $96.1 million, respectively. It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposits that are scheduled to mature in less than one year from December 31, 2020 total $271.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our contractual obligations as of December 31, 2020 for the periods indicated below:

		For the Years Ending December 31,
	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Operating leases	$13,881	$1,633	$1,525	$1,535	$1,516	$1,434	$6,238
Vendor obligations (1)	18,821	3,607	3,183	3,173	3,170	2,843	2,845
Advances from FHLBNY	117,255	11,000	77,880	28,375	—	—	—
Certificates of deposit	406,987	271,229	82,043	24,123	11,036	14,556	4,000
Total contractual obligation	$556,944	$287,469	$164,631	$57,206	$15,722	$18,833	$13,083

(1)	Amounts are for data processing services, leases of equipment and service implementation.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PDL Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PDL Community Bancorp and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 26, 2021

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2020 and 2019

(Dollars in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents (Note 3):
Cash	$26,936	$6,762
Interest-bearing deposits in banks	45,142	20,915
Total cash and cash equivalents	72,078	27,677
Available-for-sale securities, at fair value (Note 4)	17,498	21,504
Held-to-maturity securities, at amortized cost (fair value of $1,722) (Note 4)	1,743	—
Placements with banks	2,739	—
Mortgage loans held for sale, at fair value	35,406	1,030
Loans receivable, net of allowance for loan losses - 2020 $14,870; 2019 $12,329 (Note 5)	1,158,640	955,737
Accrued interest receivable	11,396	3,982
Premises and equipment, net (Note 6)	32,045	32,746
Federal Home Loan Bank of New York Stock (FHLBNY), at cost	6,426	5,735
Deferred tax assets (Note 9)	4,656	3,724
Other assets	12,604	1,621
Total assets	$1,355,231	$1,053,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,029,579	$782,043
Accrued interest payable	60	97
Advance payments by borrowers for taxes and insurance	7,019	6,348
Advances from the Federal Home Loan Bank of New York and others (Note 8)	117,255	104,404
Warehouse lines of credit (Note 8)	29,961	—
Mortgage loan fundings payable (Note 8)	1,483	—
Other liabilities	10,330	2,462
Total liabilities	1,195,687	895,354
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,125,969 shares outstanding as of December 31, 2020 and 18,463,028 shares issued and 17,451,134 outstanding as of December 31, 2019	185	185
Treasury stock, at cost; 1,337,059 shares as of December 31, 2020 and 1,011,894 shares as of December 31, 2019 (Note 10)	(18,114)	(14,478)
Additional paid-in-capital	85,105	84,777
Retained earnings	97,541	93,688
Accumulated other comprehensive income (loss) (Note 15)	135	20
Unearned Employee Stock Ownership Plan (ESOP); 530,751 shares as of December 31, 2020 and 579,001 shares as of December 31, 2019 (Note 10)	(5,308)	(5,790)
Total stockholders' equity	159,544	158,402
Total liabilities and stockholders' equity	$1,355,231	$1,053,756

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019	2018
Interest and dividend income:
Interest on loans receivable	$52,389	$49,306	$44,948
Interest on deposits due from banks	84	617	679
Interest and dividend on available-for-sale securities and FHLBNY stock	866	568	529
Total interest and dividend income	53,339	50,491	46,156
Interest expense:
Interest on certificates of deposit	6,576	7,677	7,617
Interest on other deposits	2,174	2,827	974
Interest on borrowings	2,619	1,854	899
Total interest expense	11,369	12,358	9,490
Net interest income	41,970	38,133	36,666
Provision for loan losses (Note 5)	2,443	258	1,249
Net interest income after provision for loan losses	39,527	37,875	35,417
Non-interest income:
Service charges and fees	892	971	845
Brokerage commissions	974	212	533
Late and prepayment charges	358	755	606
Income on sale of mortgage loans	4,120	—	—
Loan origination	925	—	—
Gain on sale of real property	4,177	—	—
Other	1,801	745	954
Total non-interest income	13,247	2,683	2,938
Non-interest expense:
Compensation and benefits	22,053	18,883	17,939
Loss on termination of pension plan	—	9,930	—
Occupancy and equipment	9,564	7,612	6,673
Data processing expenses	2,137	1,576	1,408
Direct loan expenses	1,447	692	788
Insurance and surety bond premiums	553	414	369
Office supplies, telephone and postage	1,399	1,185	1,309
Professional fees	6,049	3,237	3,154
Marketing and promotional expenses	488	158	215
Directors fees	276	294	277
Regulatory dues	210	231	238
Other operating expenses	3,363	2,395	2,187
Total non-interest expense	47,539	46,607	34,557
Income (loss) before income taxes	5,235	(6,049)	3,798
Provision (benefit) for income taxes (Note 9)	1,382	(924)	1,121
Net income (loss)	$3,853	$(5,125)	$2,677
Earnings (loss) per share: (Note 11)
Basic	$0.23	$(0.29)	$0.15
Diluted	$0.23	$(0.29)	$0.15
Weighted average shares outstanding: (Note 11)
Basic	16,673,193	17,432,318	17,805,869
Diluted	16,682,584	17,432,318	17,812,206

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss)	$3,853	$(5,125)	$2,677
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gain (losses)	147	395	(89)
Income tax effect	(32)	(84)	19
Unrealized gain (losses) on securities, net	115	311	(70)
Pension benefit liability adjustment:
Net gain during the period	—	9,930	1,368
Reclassification of stranded income tax effects from accumulated other comprehensive income	—	—	(1,281)
Income tax effect	—	(2,086)	(301)
Pension liability adjustment, net of tax	—	7,844	(214)
Total other comprehensive income (loss), net of tax	115	8,155	(284)
Total comprehensive income	$3,968	$3,030	$2,393

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except share data)

							Unearned
						Accumulated	Employee
			Treasury	Additional		Other	Stock
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Ownership
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	Plan (ESOP)	Total
Balance, December 31, 2017	18,463,028	$185	$—	$84,351	$94,855	$(7,851)	$(6,755)	$164,785
Net income	—	—	—	—	2,677	—	—	2,677
Other comprehensive income, net of tax	—	—	—	—	—	997	—	997
Reclassification of stranded income tax effects from accumulated other comprehensive income	—	—	—	—	1,281	(1,281)	—	—
ESOP shares committed to be released (48,250 shares)	—	—	—	132	—	—	483	615
Restricted stock awards	—	—	—	91	—	—	—	91
Stock options	—	—	—	7	—	—	—	7
Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net loss	—	—	—	—	(5,125)	—	—	(5,125)
Other comprehensive income, net of tax	—	—	—	—	—	8,155	—	8,155
Release of restricted stock units	90,135	—	1,285	(1,285)	—	—	—	—
Treasury stock	(1,102,029)	—	(15,763)	—	—	—	—	(15,763)
ESOP shares committed to be released (48,250 shares)	—	—	—	225	—	—	482	707
Restricted stock awards	—	—	—	1,155	—	—	—	1,155
Stock options	—	—	—	101	—	—	—	101
Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net income	—	—	—	—	3,853	—	—	3,853
Other comprehensive income, net of tax	—	—	—	—	—	115	—	115
Release of restricted stock units	96,825	—	1,075	(1,075)	—	—	—	—
Treasury stock	(421,990)	—	(4,711)	—	—	—	—	(4,711)
ESOP shares committed to be released (48,250 shares)	—	—	—	—	—	—	482	482
Restricted stock awards	—	—	—	1,276	—	—	—	1,276
Stock options	—	—	—	127	—	—	—	127
Balance, December 31, 2020	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	For the Years Ended
	December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$3,853	$(5,125)	$2,677
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums/discounts on securities, net	7	42	10
Loss on sale of loans	62	102	54
Gain on sale of available-for-sale securities	—	—	(12)
Gain on sale of real property	(4,177)	—	—
Gain on derivatives	(166)	—	—
Loss on termination of pension plan	—	9,930	—
Provision for loan losses	2,443	258	1,249
Depreciation and amortization	2,519	2,222	1,798
ESOP compensation expense	540	766	615
Share-based compensation expense	1,403	1,256	98
Deferred income taxes	(932)	(2,099)	(184)
Changes in assets and liabilities:
Increase in mortgage loans held for sale, at fair value	(23,827)	(1,030)	—
Increase in accrued interest receivable	(7,414)	(187)	(460)
(Increase) decrease in other assets	(10,045)	1,450	(371)
(Decrease) increase in accrued interest payable	(37)	34	21
Increase in advance payments by borrowers	671	311	1,012
Increase in loan fundings payable	246	—	—
Net increase (decrease) in other liabilities	7,354	(2,884)	1,378
Net cash (used in) provided by operating activities	(27,500)	5,046	7,885
Cash Flows From Investing Activities:
Business acquisition, net of cash acquired	(1,005)	—	—
Proceeds from redemption of FHLBNY Stock	4,759	11,565	—
Purchases of FHLBNY Stock	(5,450)	(14,385)	(1,404)
Purchases of available-for-sale securities	(13,625)	(34,000)	(4,996)
Proceeds from sale of available-for-sale securities	—	—	3,760
Proceeds from maturities, calls and principal repayments on available-for-sale securities	17,769	39,555	2,902
Purchases of held-to-maturity securities	(1,743)	—	—
Placements with banks	(2,739)	—	—
Proceeds from sales of loans	3,977	3,614	6,885
Net increase in loans	(209,385)	(41,202)	(127,994)
Proceeds from sale of real property	4,743	—	—
Purchases of premises and equipment	(1,902)	(3,816)	(5,761)
Net cash used in investing activities	(204,601)	(38,669)	(126,608)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$247,536	$(27,715)	$95,773
Repurchase of treasury stock	(4,711)	(15,763)	—
Proceeds from advances from FHLBNY	192,730	699,498	271,027
Repayments of advances to FHLBNY	(179,879)	(664,498)	(238,023)
Net advances on warehouse lines of credit	20,826	—	—
Net cash provided (used in) by financing activities	276,502	(8,478)	128,777
Net increase (decrease) in cash and cash equivalents	44,401	(42,101)	10,054
Cash and Cash Equivalents, including restricted cash:
Beginning	27,677	69,778	59,724
Ending	$72,078	$27,677	$69,778

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	For the Years Ended
	December 31,
	2020	2019	2018
Supplemental Disclosures:
Cash paid during the year:
Interest	$11,360	$12,324	$9,469
Income taxes	$531	$1,178	$549
Supplemental Disclosures of Noncash Investing Activities:
Acquisitions
Non-cash assets acquired:	$10,549	$—	$—
Mortgage loans held for sale, at fair value	302	—	—
Premises and equipment	772	—	—
Other assets	$11,623	$—	$—
Total non-cash assets acquired
Liabilities assumed:
Warehouse lines of credit	9,135	—	—
Mortgage loan fundings payable	1,237	—	—
Other liabilities	246	—	—
Total liabilities assumed	10,618	—	—
Net non-cash assets acquired	1,005	—	—
Cash and cash equivalents acquired	750	—	—
Consideration paid	$1,755	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries Ponce Bank (the “Bank”) and Mortgage World Bankers, Inc. (“Mortgage World”), and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries consist of PFS Service Corp., which owns some of the Bank’s real property, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Company is a financial holding company formed on September 29, 2017 in connection with the reorganization of the Bank into a mutual holding company structure. The Company is subject to the regulation and examination by the Board of Governors of the Federal Reserve. The Company’s business is conducted through the administrative office and 19 mortgage and banking offices. The banking offices are located in New York City – the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches), Brooklyn (3 branches) and Union City (1 branch), New Jersey.  The mortgage offices are located in Nassau County (1), Queens (2) and Brooklyn (1), New York and Englewood Cliffs (1) and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

The Bank is a federally chartered stock savings association headquartered in the Bronx, New York. It was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” Upon the completion of its reorganization into a mutual holding company structure, the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank. The Bank is a Minority Depository Institution, a Community Development Financial Institution, and a certified Small Business Administration lender. The Bank is subject to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

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

On July 10, 2020, the Company completed its acquisition of Mortgage World. Mortgage World is a mortgage banking entity subject to the regulation and examination of the New York State Department of Financial Services. The primary business of Mortgage World is the taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors. Although Mortgage World is permitted to do business in various states (New York, New Jersey, Pennsylvania, Florida and Connecticut), it primarily operates in the New York City metropolitan area.

Risks and Uncertainties:

The COVID-19 pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience cases of the COVID-19 pandemic. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including quarantines and travel bans. Businesses and schools have slowly reopened, but in some cases, schools have had to revert to remote teaching while some businesses, in particular restaurants, have had to scale back and/or adjust their opening plans. While the scope, duration, and full effects of the COVID-19 pandemic continues to evolve it continues to have a significantly adverse impact on the functioning of the global financial markets and the Company’s business while increasing economic and market uncertainty.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

The financial impact is still unknown at this time. However, if the pandemic continues for a sustained period of time, it may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, loan portfolio, financial condition, and results of operations. During the year ended December 31, 2020, the provision for loan losses increased by $2,433 primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has on our local economy and our loan portfolio. Therefore, there is a reasonable probability that the Company’s allowance for loan losses as of December 31, 2020 may change thereafter and could result in a material adverse change to the Company’s provision for loan losses, earnings and capital.

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

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and Mortgage World’s ability to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 4 discusses the types of securities that the Bank invests in. Notes 5 and 12 discuss the types of lending that the Bank engages in, and other concentrations.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks (including items in process of clearing). For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans originated by the Company, interest-bearing deposits in financial institutions, and deposits are reported net. Included in cash and cash equivalents are restricted cash from escrows and good faith deposits. Escrows consist of U.S. Department of Housing and Urban Development (“HUD”) upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers. Good faith deposits consist of deposits received from commercial loan customers for use in various disbursements relating to the closing of a commercial loan. Restricted cash are included in cash and cash equivalents for purposes of the consolidated statement of cash flows.

Securities: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as "held-to-maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Years Ended December 31, 2020 and 2019

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

Years Ended December 31, 2020 and 2019

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

Nonresidential Mortgage Loans: Nonresidential mortgage loans are primarily secured by commercial buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. These loans are typically underwritten at no more than 75% loan-to-value ratio. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of 10 to 15 years, and terms which provide that the interest rates are adjusted on a 5 year schedule.

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

Years Ended December 31, 2020 and 2019

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

Mortgage Loans Held for Sale: Mortgage loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are loans originated by Mortgage World and the Company intends to sell these loans on the secondary market. Mortgage loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of mortgage loans on the consolidated statements of income (loss). Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of income (loss).

The Bank loans held for sale are earmarked for investor purchase and are reported at the lower of cost or fair value as determined by investor bid prices. Sales of loans occur from time to time as part of strategic business or regulatory compliance initiatives. Loans held for sale are sold without recourse and servicing released. When a loan is transferred from portfolio to held for sale and the fair value is less than cost, a charge-off is recorded against the allowance for loan losses. Subsequent declines in fair value, if any, are charged against earnings.

Derivative Financial Instruments: The Company, through Mortgage World, uses derivative financial instruments as a part of its price risk management activities. All such derivative financial instruments are designated as free-standing derivative instruments. In accordance with FASB ASC 815-25, Derivatives and Hedging, all derivative instruments are recognized as assets or liabilities on the balance sheet at their fair value. Change in the fair value of these derivatives is reported in current period earnings.

Additionally, to facilitate the sale of mortgage loans, Mortgage World may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of December 31, 2020, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

Revenue from Contracts with Customers: The Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company's primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of ASC 606.

COVID-19 Pandemic and the CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of the COVID-19 pandemic. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain of the COVID-19 pandemic related modifications. Further, on August 3, 2020, the Federal Financial Institutions Examination Council issued a Joint Statement on Additional Loan Accommodations related to the COVID-19 pandemic, to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods.

Under the CARES Act and related Interagency Statement, the Company may temporarily suspend its delinquency and nonperforming treatment for certain loans that have been granted a payment accommodation that facilitates borrowers' ability to work through the immediate impact of the pandemic. Borrowers who were current prior to becoming affected by the COVID-19 pandemic, then receive payment accommodations as a result of the effects of the COVID-19 pandemic and if all payments are current in accordance with the revised terms of the loan, generally would not be reported as past due. The Company has chosen to utilize this part of the CARES Act as it relates to delinquencies and nonperforming loans and does not report these loans as past due.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Under Section 4013 of the CARES Act, modifications of loan terms do not automatically result in TDRs and the Company generally does not need to categorize the COVID-19 pandemic-related modifications as TDRs. The Company may elect not to categorize loan modifications as TDRs if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The termination date was extended by the Consolidated Appropriations Act of 2021, to the earlier of 60 days after the date of termination of the National Emergency or January 1, 2022. For all other loan modifications, the federal banking agencies have confirmed with staff of the Financial Accounting Standards Board ("FASB") that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not TDRs.

This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Financial institutions accounting for eligible loans under Section 4013 are not required to apply ASC Subtopic 310-40 to the Section 4013 loans for the term of the loan modification. Financial institutions do not have to report Section 4013 loans as TDRs in regulatory reports, including this Form 10-K. The Company has chosen to utilize this section of the CARES Act and does not report the COVID-19 pandemic related modifications as TDRs.

Under the CARES Act and related Interagency Statement, in regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the COVID-19 pandemic as past due because of the deferral. A loan's payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, this may result in no contractual payments being past due, and these loans are not considered past due during the period of the deferral. Each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to distressed borrowers should be reported as nonaccrual assets in regulatory reports. However, during the short-term arrangements, these loans generally should not be reported as nonaccrual. The Company has elected to follow this guidance of the CARES Act and reports loans that have been granted payment deferrals as current so long as they were current at the time the deferral was granted.

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

Years Ended December 31, 2020 and 2019

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

Employee Benefit Plans: The Company maintains the Bank’s 401(k) Plan, an Employee Stock Ownership Plan, a Long-Term Incentive Plan that includes grants of restricted stock units and stock options, and a Supplemental Executive Retirement Plan (the “SERP”).

401(k) Plan: The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Comprehensive Income:  Comprehensive income consists of net income (loss) and other comprehensive income (loss) which are both recognized as separate components of equity. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit plan.

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

Segment Reporting: The Company’s business is conducted through two business segments: Ponce Bank, which involves the delivery of loan and deposit products to customers, and Mortgage World, which consists of mortgage underwriting and selling such mortgages to investors. Accordingly, all of the financial service operations are considered by management to be aggregated in two reportable operating segments as more fully disclosed in Note 19.

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

Earnings (Loss) per Share (“EPS”):  Basic EPS represents net income (loss) attributable to common shareholders divided by the basic weighted average common shares outstanding. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders by the basic weighted average common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. Basic weighted common shares outstanding is weighted average common shares outstanding less weighted average unallocated ESOP shares.

Treasury Stock:  Shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Income (Loss).

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of December 31, 2020, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases 13 branches and mortgage offices and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its 13 branches.

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

Years Ended December 31, 2020 and 2019

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

In March 2017, the FASB issued ASU 2017-08 “Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.” The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, the Company adopted the amendments in this update for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. ASU 2017-08 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard which had no material effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).”  This ASU provides optional means and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of the reference rate reform.  The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company believes this update will not have a material impact on the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 2.Business Acquisition

On July 10, 2020, the Company completed its acquisition of 100 percent of the shares of common stock of Mortgage World. The shareholders of Mortgage World received total consideration of $1,755 in cash. The acquisition was accounted for using the acquisition method of accounting, and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Mortgage World’s results of operations have been included in the Company’s Consolidated Statements of Income (Loss) since July 10, 2020.

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

Note 3.Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $24,540 and $5,935 in cash to cover its minimum reserve requirements of $0 and $4,927 at December 31, 2020 and 2019, respectively. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Cash and cash equivalents include Mortgage World restricted cash which consists of escrows due to HUD for upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers and good faith deposits received from commercial loan customers relating to the closing of a commercial loan. As of December 31, 2020, the total amount of restricted cash was $150 and were reflected on the consolidated statements of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 4. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	$—	$—	$—
Corporate Bonds	10,381	95	(13)	10,463
Mortgage-Backed Securities:
FHLMC Certificates	3,201		(5)	3,196
FNMA Certificates	3,506	61	—	3,567
GNMA Certificates	263	9	—	272
Total available-for-sale securities	$17,351	$165	$(18)	$17,498

Held-to-Maturity Securities:
FHLMC Certificates	$1,743	$—	$(21)	$1,722
Total held-to-maturity securities	$1,743	$—	$(21)	$1,722

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$16,373	$—	$(19)	$16,354
Mortgage-Backed Securities:
FNMA Certificates	4,680	—	(21)	4,659
GNMA Certificates	482	9	—	491
Total available-for-sale securities	$21,535	$9	$(40)	$21,504

There was one security that was classified as held-to-maturity as of December 31, 2020 and no securities that were classified as held-to-maturity as of December 31, 2019. There were no securities sold during the year ended December 31, 2020 and 2019. A total of $17,769 available-for-sale securities matured and/or were called during the year ended December 31, 2020. The Company purchased $13,625 in available-for-sale securities and $1,743 in held-to-maturity securities during the year ended December 31, 2020. A total of $39,555 of available-for-sale securities matured and/or were called during the year ended December 31, 2019. The Company purchased $30,000 of U.S. Treasury securities and $4,000 of mortgage-backed securities during the year ended December 31, 2019.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 4. Securities (Continued)

The following tables present the Company's securities' gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019:

	December 31, 2020
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate Bonds	1,717	(13)	—	—	1,717	(13)
Mortgage-Backed
FHLMC Certificates	3,196	(5)	—	—	3,196	(5)
FNMA Certificates	—	—	—	—	—	—
Total available-for-sale securities	$4,913	$(18)	$—	$—	$4,913	$(18)
Held-to-Maturity Securities:
FHLMC Certificates	$1,722	$(21)	$—	$—	$1,722	$(21)
Total held-to-maturity securities	$1,722	$(21)	$—	$—	$1,722	$(21)

	December 31, 2019
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	$—	$16,354	$(19)	$16,354	$(19)
Mortgage-Backed
FNMA Certificates	—	—	4,659	(21)	4,659	(21)
Total available-for-sale securities	$—	$—	$21,013	$(40)	$21,013	$(40)

The Company’s investment portfolio had 8 and 10 available-for-sale securities at December 31, 2020 and 2019, respectively, and 1 and no held-to-maturity security at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had 3 and 9 available-for-sale securities, respectively, with gross unrealized losses. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2020 and 2019 and determined that they are not other than temporary impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 4. Securities (Continued)

The following is a summary of maturities of securities at December 31, 2020 and 2019. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2020
	Amortized	Fair
	Cost	Value
Available-for-Sale Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,651	2,728
More than five years through ten years	7,730	7,735
	10,381	10,463
Mortgage-Backed Securities	6,970	7,035
Total available-for-sale securities	$17,351	$17,498

Held-to-Maturity Securities:
Mortgage-Backed Securities	$1,743	$1,722
Total held-to-maturity securities	$1,743	$1,722

The held-to-maturity securities will mature on October 1, 2050.

	December 31, 2019
	Amortized	Fair
	Cost	Value
Available-for-Sale Securities:
U.S. Government and Federal Agency Securities:
Amounts maturing:
Three months or less	$2,000	$2,000
More than three months through one year	14,373	14,354
More one year through five years	—	—
More than five years through ten years	—	—
More ten years	—	—
	16,373	16,354
Mortgage-Backed Securities	5,162	5,150
Total available-for-sale securities	$21,535	$21,504

There were no securities pledged at December 31, 2020 and 2019.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 5. Loans Receivable and Allowance for Loan Losses

Loans at December 31, 2020 and 2019 are summarized as follows:

	December 31,	December 31,
	2020	2019
Mortgage loans:
1-4 family residential
Investor-Owned	$319,596	$305,272
Owner-Occupied	98,795	91,943
Multifamily residential	307,411	250,239
Nonresidential properties	218,929	207,225
Construction and land	105,858	99,309
Nonmortgage loans:
Business loans	94,947	10,877
Consumer loans	26,517	1,231
	1,172,053	966,096
Net deferred loan origination costs	1,457	1,970
Allowance for loan losses	(14,870)	(12,329)
Loans receivable, net	$1,158,640	$955,737

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

Years Ended December 31, 2020 and 2019

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

The following tables present credit risk ratings by loan segment as of December 31, 2020 and 2019:

	December 31, 2020
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$406,993	$301,015	$213,882	$88,645	$94,947	$26,517	$1,131,999
Special mention	2,333	—	—	17,213	—	—	19,546
Substandard	9,065	6,396	5,047	—	—	—	20,508
Total	$418,391	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

	December 31, 2019
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
Risk Rating:
Pass	$386,022	$249,066	$202,761	$75,997	$10,877	$1,231	$925,954
Special mention	2,412	—	—	14,943	—	—	17,355
Substandard	8,781	1,173	4,464	8,369	—	—	22,787
Total	$397,215	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of December 31, 2020 and 2019, is as follows:

	December 31, 2020
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$313,960	$2,222	$1,507	$1,907	$319,596	$3,058	$—
Owner-Occupied	95,775	1,572	348	1,100	98,795	3,250	—
Multifamily residential	305,325	1,140	—	946	307,411	946	—
Nonresidential properties	215,657	—	—	3,272	218,929	4,429	—
Construction and land	105,858	—	—	—	105,858	—	—
Nonmortgage Loans:
Business	94,847	100	—	—	94,947	—	—
Consumer	25,529	497	316	175	26,517	—	—
Total	$1,156,951	$5,531	$2,171	$7,400	$1,172,053	$11,683	$—

	December 31, 2019
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
Mortgages:
1-4 Family
Investor-Owned	$300,324	$3,866	$—	$1,082	$305,272	$1,749	$—
Owner-Occupied	87,243	3,405	—	1,295	91,943	3,500	—
Multifamily residential	246,318	3,921	—	—	250,239	—	—
Nonresidential properties	203,514	3	—	3,708	207,225	4,201	—
Construction and land	99,309	—	—	—	99,309	1,118	—
Nonmortgage Loans:					—
Business	10,877	—	—	—	10,877	—	—
Consumer	1,231	—	—	—	1,231	—	—
Total	$948,816	$11,195	$—	$6,085	$966,096	$10,568	$—

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of December 31, 2020, 2019, and 2018, respectively.

	For the Year Ended December 31, 2020

	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	347	193	1,349	341	38	(95)	270	2,443
Losses charged-off	—	—	—	—	—	—	(6)	(6)
Recoveries	—	—	—	4	—	95	5	104
Balance, end of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Ending balance: individually evaluated for impairment	$118	$134	$—	$40	$—	$—	$—	$292
Ending balance: collectively evaluated for impairment	3,732	1,126	5,214	2,154	1,820	254	278	14,578
Total	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Loans:
Ending balance: individually evaluated for impairment	$7,468	$5,754	$946	$5,184	$—	$—	$—	$19,352
Ending balance: collectively evaluated for impairment	312,128	93,041	306,465	213,745	105,858	94,947	26,517	1,152,701
Total	$319,596	$98,795	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

	For the Year Ended December 31, 2019

	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
Allowances for loan losses:
Balance, beginning of period	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Provision charged to expense	(311)	(141)	36	(85)	151	608	—	258
Losses charged-off	(8)	—	—	—	—	(724)	—	(732)
Recoveries	23	—	—	9	—	110	2	144
Balance, end of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Ending balance: individually evaluated for impairment	$265	$149	$—	$31	$—	$14	$—	$459
Ending balance: collectively evaluated for impairment	3,238	918	3,865	1,818	1,782	240	9	11,870
Total	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Loans:
Ending balance: individually evaluated for impairment	$6,973	$5,572	$—	$5,548	$1,125	$14	$—	$19,232
Ending balance: collectively evaluated for impairment	298,299	86,371	250,239	201,677	98,184	10,863	1,231	946,864
Total	$305,272	$91,943	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The following information relates to impaired loans as of and for the years ended December 31, 2020, 2019, and 2018:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
Mortgages:
1-4 Family	$14,118	$10,613	$2,609	$13,222	$252	$12,306	$321
Multifamily residential	946	946	—	946	—	231	34
Nonresidential properties	5,632	4,813	371	5,184	40	5,339	33
Construction and land	—	—	—	—	—	405	—
Nonmortgage Loans:
Business	—	—	—	—	—	8	—
Consumer	—	—	—	—	—	—	—
Total	$20,696	$16,372	$2,980	$19,352	$292	$18,289	$388

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

For the year ended December 31, 2020, there was no troubled debt restructured loan and for the year ended December 31, 2019, there was one loan modified to troubled debt restructured.

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2020			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	—	$—	$—	—	$—
Total	—	$—	$—	—	$—
Combination of rate, maturity, other	—	$—	$—	—	$—
Total	—	$—	$—	—	$—

	Loans Restructured During			All TDRs with a payment default within 12 months following the
	Year Ended December 31, 2019			modification
		Pre-	Post-		Balance
		Modification	Modification		of Loans
	Number	Recorded	Recorded	Number	at the Time
	of Loans	Balance	Balance	of Loans	of Default
Mortgages:
1-4 Family	1	$275	$283	—	$—
Total	1	$275	$283	—	$—
Combination of rate, maturity, other	1	$275	$283	—	$—
Total	1	$275	$283	—	$—

At December 31, 2020, there were 32 troubled debt restructured loans totaling $9,737 of which $6,637 are on accrual status.  At December 31, 2019, there were 36 troubled debt restructured loans totaling $12,204 of which $8,601 were on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified to troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $292 and $459 at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, there was one loan in the amount of $1,030 held for sale related to the Bank. At December 31, 2020, 70 loans related to Mortgage World in the amount of $34,384 were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. Refer to Note 13 Fair Value for additional information.

Loan modifications and payment deferrals as a result of the COVID-19 pandemic that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans that do not meet the CARES Act or regulatory guidance criteria are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. Through December 31, 2020, 412 loans aggregating $380,265 had received forbearance primarily consisting of the deferral of principal, interest, and escrow payments for at least a period of three months. Of those 412 loans, 339 loans aggregating $306,420 are no longer in deferment and continue performing and 73 loans in the amount of $73,845 remained in deferment. Of the 73 loans in deferment, 72 loans in the amount of $73,548 are in renewed forbearance and one loan in the amount of $297 is in its initial forbearance.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
Land	$3,897	$3,979
Buildings and improvements	17,119	17,350
Leasehold improvements	26,104	25,534
Furniture, fixtures and equipment	9,184	8,513
	56,304	55,376
Less accumulated depreciation and amortization	(24,259)	(22,630)
	$32,045	$32,746

Depreciation and amortization expense amounted to $2,519, $2,222 and $1,798 for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in occupancy expense in the accompanying consolidated statements of income (loss). Furniture, fixtures and equipment increased by $671 to $9,184 at December 31, 2020, mainly as a result of renovations of premises and purchases of laptops and software to facilitate remote working during the COVID-19 pandemic. Leasehold improvements increased by $570 to $26,104 as part of the branch renovation initiative. Buildings and improvements decreased by $231 to $17,119 at December 31, 2020 mainly due to the sale of real property offset by increases to investments made to the branch network and other product delivery services as part of the branch renovation initiative. Land decreased by $82 to $3,897 at December 31, 2020 as a result of the sale of real property.

Note 7. Deposits

Deposits at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Demand (1)	$189,855	$109,548
Interest-bearing deposits:
NOW/IOLA accounts	39,296	32,866
Money market accounts	136,258	86,721
Reciprocal deposits	131,363	47,659
Savings accounts	125,820	115,751
Total NOW, money market, and savings	432,737	282,997
Certificates of deposit of $250K or more	78,435	84,263
Brokered certificates of deposit (2)	52,678	76,797
Listing service deposits (2)	39,476	32,400
Certificates of deposit less than $250K	236,398	196,038
Total certificates of deposit	406,987	389,498
Total interest-bearing deposits	839,724	672,495
Total deposits	$1,029,579	$782,043

(1)	As of December 31, 2020, included in demand deposits were $43,494 related to net PPP funding and $1.8 million related to Grain.
(2)	There were $26,957 in individual brokered certificates of deposit or listing service deposits amounting to $250 or more.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 7. Deposits (Continued)

At December 31, 2020, scheduled maturities of certificates of deposit were as follows:

December 31,
2021	$271,229
2022	82,043
2023	24,123
2024	11,036
2025	14,556
Thereafter	4,000
$406,987

Overdrawn deposit accounts that have been reclassified to loans amounted to $102 and $199 as of December 31, 2020 and 2019, respectively.

Note 8. Borrowings

FHLBNY Advances: As a member of FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $109,255 and $104,404 of outstanding term advances from FHLBNY at December 31, 2020 and 2019, respectively, and $8,000 of outstanding overnight advances at December 31, 2020 and none as of December 31, 2019. Additionally, the Bank has an unsecured line of credit in the amount of $25,000 with a correspondent bank of which none was outstanding at December 31, 2020 and 2019. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $61,491 at December 31, 2020 and a letter of credit in the amount of $3,455 at December 31, 2019.

Borrowed funds at December 31, 2020 and 2019 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2020			2019
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
FHLBNY overnight advances	$8,000	$8,000	0.34%	$—	$—	—%

FHLBNY term advances ending :
2020	—	—	—	8,029	8,029	2.86
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	77,880	77,880	1.73	65,000	65,000	1.89
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$117,255	$117,255	1.90%	$104,404	$104,404	2.21%

Interest expense on term advances totaled $2,538, $1,724, and $835 for the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense on overnight advances totaled $173, $130, and $64 for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, the Bank has eligible collateral of approximately $336,804 and $301,753, respectively, in mortgage loans available to secure advances from the FHLBNY.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 8. Borrowings (Continued)

Warehouse Lines of Credit:  Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit are repaid with proceeds from the sale of the mortgage loans. The lines are secured by the assets collaterizing underlying mortgages. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios for Mortgage World. All warehouse facilities are guaranteed by Mortgage World. As of December 31, 2020, Mortgage World was in full compliance with all financial covenants.

	Credit Line	Unused Line	Balance at
	Maximum	of Credit	December 31, 2020
Warehouse Line of Credit #1	$29,900	$2,171	$27,729
Warehouse Line of Credit #2	5,000	2,768	2,232
Total long-term debt	$34,900	$4,939	$29,961

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate at December 31, 2020 was 3.39%. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or the borrower.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded by wires. The effective rate at December 31, 2020 was 3.14%. The warehouse line of credit is due to expire on June 30, 2021.

Mortgage Loan Funding Payable: Mortgage loan funding payable consists of liabilities to borrowers in connection with Mortgage World origination of residential loans originated and intended for sale in the secondary market, that remain unfunded because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At December 31, 2020, the balance of mortgage loan funding payable was $1,483.

Note 9. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2020, 2019, and 2018 consists of the following:

	For the Years Ended December 31,
	2020	2019	2018
Federal:
Current	$2,065	$878	$972
Deferred	(839)	(1,436)	37
	1,226	(558)	1,009
State and local:
Current	281	296	333
Deferred	(353)	(3,002)	(1,011)
	(72)	(2,706)	(678)
Changes in valuation allowance	228	2,340	790
Provision (benefit) for income taxes	$1,382	$(924)	$1,121

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2020, 2019 and 2018 to income before income taxes as a result of the following:

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 9. Income Taxes (Continued)

	For the Years Ended December 31,
	2020	2019	2018
Income tax, at federal rate	$1,099	$(1,270)	$799
State and local tax, net of federal taxes	(57)	(2,128)	(536)
Valuation allowance, net of the federal benefit	228	2,340	790
Other	112	134	68
Provision (benefit) for income taxes	$1,382	$(924)	$1,121

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. The valuation allowance increased by $228, $2,340 and $790 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

A financial institution may not carry back net operating losses (“NOL”) to earlier tax years. The NOL can be carried forward indefinitely. The use of NOL to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Bank, did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At December 31, 2020, the Bank had no federal NOL carryforwards.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $1,900 for New York State purposes and $1,800 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $37,400 for New York State purposes and $19,400 for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2020, the Bank had no New Jersey net operating loss carryforwards.

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2017.

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

On March 27, 2020, the CARES Act was signed to help individuals and businesses that have been negatively impacted by the COVID-19 pandemic. Among other provisions, the CARES Act allows net operating losses, which were modified with the Tax Cuts and Jobs Act of 2017, to be carried back five years. It also modifies the useful lives of qualified leasehold improvements, relaxing the excess loss limitations on pass-through and increasing the interest expense limitation. The Company does not expect the CARES Act to have a material tax impact on the Company's consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 9. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	At December 31,
	2020	2019
Deferred tax assets:
Allowance for losses on loans	$4,846	$3,990
Interest on nonaccrual loans	792	338
Unrealized loss on available-for-sale securities	—	7
Amortization of intangible assets	70	88
Deferred rent payable	120	—
Depreciation of premises and equipment	79	30
Net operating losses	3,990	4,258
Charitable contribution carryforward	1,366	1,675
Compensation and benefits	326	182
Other	78	130
Total gross deferred tax assets	11,667	10,698
Deferred tax liabilities:
Cumulative contribution in excess of net periodic benefit costs, net	—	85
Deferred loan fees	475	638
Unrealized loss on available-for-sale securities	25	—
Other	39	7
Total gross deferred tax liabilities	539	730
Valuation allowance	6,472	6,244
Net deferred tax assets	$4,656	$3,724

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

	For the Years Ended December 31,
	2020	2019	2018
Equity	$32	$2,186	$282
Operations	(964)	(2,099)	(184)
	$(932)	$87	$98

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 10. Compensation and Benefit Plans

401(k) Plan:

The Company provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1 or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contributions of 3%. The 401(k) expenses recorded in the consolidated statements of income (loss) amounted to $580, $331 and $363 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective period are recognized, and the unallocated shares are taken into consideration when computing earnings per share (see Note 11).

A summary of the ESOP shares as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Shares committed-to-be released	48,250	48,250
Shares allocated to participants	129,270	96,500
Unallocated shares	530,751	579,001
Total	708,271	723,751
Fair value of unallocated shares	$5,578	$8,511

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $538, $766 and $615 for the years ended December 31, 2020, 2019 and 2018, respectively.

Supplemental Executive Retirement Plan:

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive officer. The SERP expenses recognized were $59, $62, and $61 for the years ended December 31, 2020, 2019 and 2018, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of December 31, 2020 and 2019, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476 and 265,476, respectively. As of December 31, 2020 and 2019 the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units remaining to be awarded under the Incentive Plan was none for both years. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock awards or restricted stock units would be 63,159 and 88,492 as of December 31, 2020 and 2019, respectively, but would eliminate the availability of stock options and SARs available for award.

The product of the number of units granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock units under the Company’s 2018 Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period for the entire award.

A summary of the Company’s restricted stock units activity and related information for the year ended December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	15,000	10.05
Forfeited	(3,000)	12.77
Vested	(96,825)	12.77
Non-vested at December 31	335,919	$12.66

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 10. Compensation and Benefit Plans (Continued)

	December 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	510,879	$12.77
Granted	29,725	12.93
Forfeited	(29,725)	12.77
Vested	(90,135)	12.77
Non-vested at December 31	420,744	$12.78

Compensation expense related to restricted stock units for the years ended December 31, 2020, 2019 and 2018 was $1,276, $1,155 and $91, respectively. As of December 31, 2020, the total remaining unrecognized compensation cost related to restricted stock units was $4,119, which is expected to be recognized over the next 28 quarters.

A summary of the Company’s stock options activity and related information for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.78
Granted	40,000	8.93
Exercised	—	—
Forfeited	—	—
Outstanding, end of year (1)	203,766	$12.02
Exercisable, end of year (1)	55,938	$12.77

	December 31, 2019
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.77
Granted	8,918	12.93
Exercised	—	—
Forfeited	(8,918)	12.77
Outstanding, end of year (1)	163,766	$12.78
Exercisable, end of year (1)	24,788	$12.77

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 and $315 for outstanding options and $0 and $48 for exercisable options at December 31, 2020 and 2019, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 10. Compensation and Benefit Plans (Continued)

The weighted-average exercise price for outstanding options as of December 31, 2020 was $12.02 per share and the weighted-average remaining contractual life is 7.8 years. The weighted-average period over which it is expected to be recognized is 4.7 years. There were 55,938 shares exercisable as of December 31, 2020. Total compensation costs related to stock options recognized was $127, $101 and $7 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options was $486, which is expected to be recognized over the next 28 quarters.

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

Defined Benefit Plan:

On May 31, 2019, the Company’s Board of Directors approved the termination of the Defined Benefit Plan which was liquidated on December 1, 2019. The benefit obligations settled by the lump sum payments and annuity contracts resulted in payments from plan assets of approximately $13,858. The remaining previously unrecognized losses in accumulated other comprehensive loss relating to the Defined Benefit Plan were recognized as an expense and a pre-tax charge of approximately $9,930 ($7,844 million after-tax) was recorded in other income (expense), net, in our consolidated statements of income (loss) during the fourth quarter of 2019.

The following table sets forth the Defined Benefit Plan’s funded status and amounts recognized in the consolidated statements of financial conditions as of December 31, 2020 and 2019 using a measurement date as of December 31, 2019.

	December 31,
	2020	2019
Projected benefit obligation	$—	$—
Fair value of plan assets	—	261
Funded status	$—	$261
Accumulated benefit obligation	$—	$—

	December 31,
	2020	2019
Changes in benefit obligation:
Beginning of period	$—	$14,244
Service cost	—	39
Interest cost	—	589
Lump sum and annuity purchase	—	(13,858)
Interest rate change	—	2,787
Mortality change	—	—
(Gain)/ Loss	—	(3,130)
Administrative cost	—	(39)
Benefits paid	—	(632)
End of period	$—	$—

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 10. Compensation and Benefit Plans (Continued)

	December 31,
	2020	2019
Changes in plan assets:
Fair value of plan assets, beginning of year	$—	$14,416
Actual return on plan assets	—	374
Lump sum and annuity purchase	—	(13,858)
Benefits paid	—	(632)
Administrative expenses paid	—	(39)
Fair value of plan assets, end of year	$—	$261

The components of net periodic benefit cost are as follows for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Service cost	$—	$39	$39
Interest cost	—	589	542
Expected return on plan assets	—	(842)	(860)
Amortization of prior service cost	—	25	25
Amortization of loss	—	259	299
Net periodic benefit cost	$—	$70	$45

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was authorized to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was authorized to repurchase up to 878,835 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s second share repurchase program was terminated on March 27, 2020 in response to the uncertainty related to the unfolding COVID-19 pandemic. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was authorized to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s third share repurchase program expired on November 30, 2020. On December 14, 2020, the Company adopted a fourth share repurchase program. Under this fourth program, the Company is authorized to repurchase up to 852,302 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares.  The fourth repurchase program may be suspended or terminated at any time without prior notice, and it will expire no later than June 13, 2021.

As of December 31, 2020, the Company had repurchased a total of 1,523,853 shares under the repurchase programs at a weighted average price of $13.43 per share, of which 1,337,059 shares are reported as treasury stock. Of the 1,523,853 shares repurchased, a total of 186,960 shares have been used for grants given to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2020 and 2019. Of the 186,960 shares, 166 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 11. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands except share data)
Net income (loss)	$3,853	$(5,125)	$2,677
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,233,901	18,039,640	18,463,028
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	560,708	607,322	657,159
Basic weighted average common shares outstanding	16,673,193	17,432,318	17,805,869
Basic earnings (loss) per common share	$0.23	$(0.29)	$0.15
Dilutive potential common shares:
Add: Dilutive effect of restricted stock awards	9,391	—	6,337
Diluted weighted average common shares outstanding	16,682,584	17,432,318	17,812,206
Diluted earnings (loss) per common share	$0.23	$(0.29)	$0.15

Note 12. Commitments, Contingencies and Credit Risk

Financial Instruments With Off-Balance-Sheet Risk: In the normal course of business, financial instruments with off-balance-sheet risk may be used to meet the financing needs of customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on the consolidated statements of financial condition. The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

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

Financial instruments whose contractual amounts represent credit risk at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Commitments to grant mortgage loans	$101,722	$64,829
Commitments to sell loans at lock-in rates	11,276	—
Unfunded commitments under lines of credit	38,261	27,833
Letters of credit	—	3,455
	$151,259	$96,117

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 12. Commitments, Contingencies and Credit Risk (Continued)

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of December 31, 2020.

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

Letters of Credit: Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit are largely cash secured.

Concentration by Geographic Location: Loans, commitments to extend credit and letters of credit have been granted to customers who are located primarily in New York City. The majority of such loans most often are secured by one-to-four family residential. The loans are expected to be repaid from the borrowers' cash flows.

Loan Concentrations: As of December 31, 2020, approximately 4.7% of Mortgage World total originated loan volume was insured and approximately 83.0% of total originated loan volume was sold to three investors. Mortgage World is permitted to close loans in five states and has closed approximately 98.6% of its loan volume in two states.

Lease Commitments: At December 31, 2020, there were noncancelable operating leases for office space that expire on various dates through 2036. One such lease contains an escalation clause providing for increased rental based primarily on increases in real estate taxes.  Rental expenses under operating leases, included in occupancy expense, totaled $1,475, $1,490, and $1,440 for the years ended December 31, 2020, 2019, and 2018, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2020 are as follows:

December 31,
2021	$1,633
2022	1,525
2023	1,535
2024	1,516
2025	1,434
Thereafter	6,238
$13,881

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Held to Maturity Securities: The fair values of the Company’s held-to-maturity securities are obtained from a third party pricing service that utilizes market prices of similar securities where available or utilizing models such as discounted cash flow analysis.

FHLBNY Stock: The carrying value of FHLBNY stock approximates fair value since the Company can redeem such stock with FHLBNY at cost. As a member of the FHLBNY, the Company is required to purchase this stock, which we carry at cost and classified as restricted equity securities.

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

Mortgage Loans Held for Sale:  Mortgage loans held for sale, at fair value, consists primarily of mortgage loans originated for sale by Mortgage World and accounted for under the fair value option. These assets are valued using stated investor pricing for substantially equivalent loans as Level 2. In determining fair value, such measurements are derived based on observable market data, investor commitments, or broker quotations, including whole-loan transaction pricing and similar market transactions adjusted for portfolio composition, servicing value and market conditions. The fair value for mortgage loans held for sale not committed to an investor is generally based on current delivery prices using best execution pricing. Loans held for sale by the Bank are carried at the lower of cost or fair value as determined by investor bid prices.

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value accounting for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale under the fair value option was $35,637 and the aggregate unpaid principal balance amounted to $34,376.

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

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 13. Fair Value (Continued)

The FASB determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. Fair value is based on active market pricing for substantially similar underlying mortgage loans commonly referred to as best execution pricing or investment commitment pricing, if the loan is committed to an investor through a best efforts contract.  In valuing interest rate lock commitments, there are several unobservable inputs such as the fair value of the mortgage servicing rights, estimated remaining cost to originate the loans, and the pull through rate of the open pipeline. Accordingly, such derivative is classified as Level 3.

The approximate notional amounts of Mortgage World’s derivative instruments was $11,276 at December 31, 2020. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $166 as of December 31, 2020 and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

Balance as of July 10, 2020	$—
Change in fair value of derivative instrument reported in earnings	166
Balance as of December 31, 2020	$166

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

Warehouse Lines of Credit, Mortgage Loan Fundings Payable: The carrying amounts of warehouse lines of credit and mortgage loan fundings payable approximate fair value and due to their short-term nature are classified as Level 2.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicate the level within the fair value hierarchy utilized to determine the fair value:

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 13. Fair Value (Continued)

		December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
Corporate bonds	10,463	—	10,463	—
Mortgage-Backed Securities:
FHLMC Certificates	3,196	—	3,196	—
FNMA Certificates	3,567	—	3,567	—
GNMA Certificates	272	—	272	—
Mortgage loans held for sale, at fair value	35,406	—	35,406	—
Derivatives from interest rate lock commitments	166	—	—	166
	$53,070	$—	$52,904	$166

		December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. government and federal agencies	$16,354	$—	$16,354	$—
Mortgage-Backed Securities:
FNMA Certificates	4,659	—	4,659	—
GNMA Certificates	491	—	491	—
	$21,504	$—	$21,504	$—

Our assessment and classification of a financial instrument within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,352	$—	$—	$19,352

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$19,232	$—	$—	$19,232

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2020 and 2019, respectively.

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 13. Fair Value (Continued)

As of December 31, 2020 and 2019, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
December 31, 2020	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$72,078	$72,078	$—	$—	$72,078
Available-for-sale securities, at fair value	17,498	—	17,498	—	17,498
Held-to-maturity securities, at amortized cost	1,743	—	1,722	—	1,722
Placements with banks	2,739	—	2,739	—	2,739
Mortgage loans held for sale, at fair value	35,406	—	35,406	—	35,406
Loans receivable, net	1,158,640	—	—	1,182,971	1,182,971
Accrued interest receivable	11,396	—	11,396	—	11,396
FHLBNY stock	6,426	6,426	—	—	6,426
Financial liabilities:
Deposits:
Demand deposits	189,855	189,855	—	—	189,855
Interest-bearing deposits	432,737	432,737	—	—	432,737
Certificates of deposit	406,987	—	411,742	—	411,742
Advance payments by borrowers for taxes and insurance	7,019	—	7,019	—	7,019
Advances from FHLBNY	117,255	—	119,248	—	119,248
Warehouse lines of credit	29,961	—	29,961	—	29,961
Mortgage loan fundings payable	1,483	—	1,483	—	1,483
Accrued interest payable	60	—	60	—	60

December 31, 2019
Financial assets:
Cash and cash equivalents	$27,677	$27,677	$—	$—	$27,677
Available-for-sale securities	21,504	—	21,504	—	21,504
Mortgage loans held for sale, at fair value	1,030	—	1,030	—	1,030
Loans receivable, net	955,737	—	—	959,942	959,942
Accrued interest receivable	3,982	—	3,982	—	3,982
FHLBNY stock	5,735	5,735	—	—	5,735
Financial liabilities:
Deposits:
Demand deposits	109,548	109,548	—	—	109,548
Interest-bearing deposits	282,997	282,997	—	—	282,997
Certificates of deposit	389,498	—	393,254	—	393,254
Advance payments by borrowers for taxes and insurance	6,348	—	6,348	—	6,348
Advances from FHLBNY	104,404	—	104,195	—	104,195
Accrued interest payable	97	—	97	—	97

Off-Balance-Sheet Instruments: There were no loan commitments on which the committed interest rate is less than the current market rate at December 31, 2020 and 2019.

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

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined). As of December 31, 2020 and 2019, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in to 2.5% by 2019. The applicable capital buffer was 7.95% and 10.6% at December 31, 2020 and 2019, respectively.

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

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$171,578	17.68%	$77,644	8.00%	$97,055	10.00%
Tier 1 Capital to Risk-Weighted Assets	159,410	16.42%	58,233	6.00%	77,644	8.00%
Common Equity Tier 1 Capital Ratio	159,410	16.42%	43,675	4.50%	63,086	6.50%
Tier 1 Capital to Total Assets	159,410	13.34%	47,814	4.00%	59,768	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$153,951	15.95%	$77,213	8.00%	$96,516	10.00%
Tier 1 Capital to Risk-Weighted Assets	141,850	14.70%	57,909	6.00%	77,213	8.00%
Common Equity Tier 1 Capital Ratio	141,850	14.70%	43,432	4.50%	62,735	6.50%
Tier 1 Capital to Total Assets	141,850	11.19%	50,715	4.00%	63,394	5.00%

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 14. Regulatory Capital Requirements (Continued)

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

Mortgage World’s minimum net worth requirements as of December 31, 2020 are reflected below:

Minimum
Requirement
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of December 31, 2020, Mortgage World is in compliance with all minimum capital requirements.

Note 15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2020
	December 31, 2019	Change	December 31, 2020
Unrealized gain on securities available for sale, net	$20	$115	$135
Total	$20	$115	$135

	December 31, 2019
	December 31, 2018	Change	December 31, 2019
Unrealized gains (losses) on available-for-sale securities, net	$(291)	$311	$20
Unrealized losses on pension benefits, net	(7,844)	7,844	—
Total	$(8,135)	$8,155	$20

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 16. Transactions with Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2020, 2019, and 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Beginning balance	$1,260	$1,278	$1,351
Originations	—	60	400
Payments	(1,033)	(78)	(473)
Ending balance	$227	$1,260	$1,278

The Company held deposits in the amount of $6,847 and $8,302 from officers and directors at December 31, 2020 and 2019, respectively.

Note 17. Parent Company Only Financial Statements

The following are the financial statements of the Parent as of and for the years ended December 31, 2020 and 2019.

	December 31,
ASSETS	2020	2019
Cash and cash equivalents	$3,770	$13,363
Investment in Ponce Bank	141,985	136,603
Investment in Mortgage World	5,297	—
Investment in Grain	500	—
Loan receivable - ESOP	5,469	5,894
Loan receivable - Foundation	—	606
Other assets	2,790	2,409
Total assets	$159,811	$158,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities and accrued expenses	$267	$473
Stockholders' equity	159,544	158,402
Total liabilities and stockholders' equity	$159,811	$158,875

	For the Years Ended December 31,
	2020	2019
Interest on ESOP loan	$153	$164
Interest on certificates of deposit	—	90
Interest on other deposits	86	182
Net interest income	239	436
Share-based compensation expense	1,403	1,256
Management fee expense	514	411
Office occupancy and equipment	55	60
Professional fees	1,625	1,255
Other noninterest expenses	67	115
Total noninterest expense	3,664	3,097
Loss before income taxes	(3,425)	(2,661)
Benefit for income taxes	(659)	(533)
Equity in undistributed earnings of Ponce Bank and Mortgage World	6,619	(2,997)
Net income (loss)	$3,853	$(5,125)

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 17. Parent Company Only Financial Statements (Continued)

	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$3,853	$(5,125)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(6,619)	2,997
Deferred income tax	(659)	598
Share-based compensation expense	1,403	1,256
Decrease (increase) in other assets	913	(918)
Net increase (decrease) in other liabilities	(840)	(357)
Net cash used in operating activities	(1,949)	(1,549)
Cash Flows from Investing Activities:
Investment in Mortgage World	(3,464)	—
Investment in Grain	(500)	—
Loan to Foundation	606	(606)
Repayment of ESOP Loan	425	414
Net cash used in investing activities	(2,933)	(192)
Cash Flows from Financing Activities:
Repurchase of treasury shares	(4,711)	(15,763)
Net cash used in financing activities	(4,711)	(15,763)
Net decrease in cash and cash equivalents	(9,593)	(17,504)
Cash and cash equivalents at beginning of year	13,363	30,867
Cash and cash equivalents at end of year	$3,770	$13,363

Note 18. Quarterly Financial Information (unaudited)

	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands except share data)
Net interest income	$11,674	$10,851	$9,521	$9,924	$9,562	$9,765	$9,344	$9,462
Provision for loan losses	406	620	271	1,146	95	14	—	149
Net interest income after provision for loan losses	11,268	10,231	9,250	8,778	9,467	9,751	9,344	9,313
Noninterest income	4,799	7,252	574	622	665	579	686	753
Noninterest expense	13,955	12,327	10,435	10,822	19,475	9,334	8,707	9,091
Income (loss) before income taxes	2,112	5,156	(611)	(1,422)	(9,343)	996	1,323	975
Provision (benefit) for income taxes	484	1,147	(40)	(209)	(1,891)	287	373	307
Net income (loss)	$1,628	$4,009	$(571)	$(1,213)	$(7,452)	$709	$950	$668

Basic earnings (loss) per share	$0.10	$0.24	$(0.03)	$(0.07)	$(0.43)	$0.04	$0.05	$0.04
Diluted earnings (loss) per share	$0.10	$0.24	$(0.03)	$(0.07)	$(0.43)	$0.04	$0.05	$0.04
Basic weighted average common shares	16,558,576	16,612,205	16,723,449	16,800,538	17,145,970	17,185,993	17,565,934	17,835,295
Diluted weighted average common shares	16,558,576	16,612,205	16,723,449	16,800,538	17,145,970	17,297,054	17,655,664	17,864,327

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 19. Segment Reporting

The Company has two reportable segments: Ponce Bank and Mortgage World. Income from Ponce Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors. Included in the results of operations of the Company are the results of operations of Mortgage World from July 10, 2020 through December 31, 2020.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit and loss is measured by net income on a legal entity basis. Intercompany transactions are eliminated in consolidation.

	For the Year Ended December 31, 2020
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
Interest and dividend income	$53,064	$275	$239	$(239)	$53,339
Interest expense	11,357	251	—	(239)	11,369
Net interest income	41,707	24	239	—	41,970
Provision for loan losses	2,443	—	—	—	2,443
Net interest income after provision for loan losses	39,264	24	239	—	39,527
Non-interest income:
Service charges and fees	892	—	—	—	892
Brokerage commissions	439	535	—	—	974
Late and prepayment charges	358	—	—	—	358
Gain on sale of mortgage loans	—	4,120	—	—	4,120
Loan origination	—	925	—	—	925
Gain on sale of real property	4,177	—	—	—	4,177
Other	1,688	627	—	(514)	1,801
Total non-interest income	7,554	6,207	—	(514)	13,247
Non-interest expense:
Compensation and benefits	18,318	2,332	1,403	—	22,053
Occupancy and equipment	9,187	322	55	—	9,564
Data processing expenses	2,120	17	—	—	2,137
Direct loan expenses	655	792	—	—	1,447
Insurance and surety bond premiums	530	23	—	—	553
Office supplies, telephone and postage	1,343	56	—	—	1,399
Professional fees	4,379	45	1,625	—	6,049
Marketing and promotional expenses	477	11	—	—	488
Directors fees	276	—	—	—	276
Regulatory dues	210	—	—	—	210
Other operating expenses	3,015	279	581	(512)	3,363
Total non-interest expense	40,510	3,877	3,664	(512)	47,539
Income (loss) before income taxes	6,308	2,354	(3,425)	(2)	5,235
Provision (benefit) for income taxes	1,520	521	(659)	—	1,382
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	6,619	(6,619)	—
Net income (loss)	$4,788	$1,833	$3,853	$(6,621)	$3,853

Total assets	$1,315,287	$38,397	$159,811	$(158,264)	$1,355,231

PDL Community Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Dollars in thousands, unless otherwise stated)

Note 20. Subsequent Events

On January 22, 2021, the Bank completed the purchase of property located at 135-12/14 Northern Boulevard, Flushing, New York through a qualified intermediary in an IRS Code 1031 like-kind exchange related to the previously disclosed sale of real property on July 27, 2020 that was owned by the Bank. The purchase price of the property was $3,600.

On February 11, 2021, PFS Service Corp. (“PFS”), a service company subsidiary of the Bank, completed the sale of real property that was owned by PFS, located at 3821 Bergenline Avenue, Union City, New Jersey (the “Real Property”). The purchase price of the Real Property was $2,417. Concurrent with the sale of the Real Property, the Bank and the purchaser entered into an initial fifteen-year lease agreement whereby the Bank will lease back the Real Property at an initial base annual rent of approximately $145 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option.

On March 3, 2021, the Company executed a Guaranty Agreement with a warehouse lender to guarantee advances made or to be made under the Mortgage Warehousing Loan and Security Agreement between the warehouse lender and Mortgage World with a line of credit of $15,000.

On March 16, 2021, the Company executed a Guaranty Agreement with a warehouse lender to guarantee advances made or to be made under the Mortgage Warehouse Loan and Security Agreement between the warehouse lender and Mortgage World with a line of credit of $5,000.

On March 22, 2021, the Bank executed an agreement to sell the real property it owns located at 5560 Broadway, Bronx, New York for a purchase price of $5,735. Upon closing of the sale, the Bank and the purchaser anticipate entering into a fifteen-year lease agreement whereby the Bank will lease back the property at an annual rent of approximately $281 subject to annual rent increases of 1.75%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report

The management of the Company is responsible for establishing and maintaining adequate internal control (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Chief Executive Officer and Chief Financial Officer regarding the reliability of financial reporting and preparation of the Company’s financial statements in accordance with GAAP.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” sections of the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Proposal I – “Election of Directors – Executive Compensation” section of the 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities and Principal Holders” and “Proposal I – Election of Directors – Benefit Plans and Agreements – 2018 Long-Term Incentive Plan” sections of the Company’s 2021 Proxy statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Proposal I – Election of Directors - Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2021 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
(C)	Consolidated Statements of Income (Loss) for the Years ended December 31, 2020, 2019, and 2018
(D)	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2020, 2019, and 2018
(E)	Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2020, 2019, and 2018
(F)	Consolidated Statements of Cash Flows for the Years ended December 31, 2020, 2019, and 2018
(G)	Notes to the Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Charter of PDL Community Bancorp (attached as Exhibit 3.1 to the Registrant’s amendment No. 1 to the Form S-1 (File No. 333-217275) filed with the Commission on May 22, 2017).

3.2	Bylaws of PDL Community Bancorp (attached as Exhibit 3.2 to the Registrant’s amendment No. 2 to the Form S-1 (File No. 333-217275) filed with the Commission on July 27, 2017).

4.1

Form of Common Stock Certificate of PDL Community Bancorp (attached as Exhibit 4.1 to the Registrant’s amendment  No. 2 to the Form S-1 (File No, 333-217275) filed with the Commission on July 27, 2017).

4.2

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (attached as Exhibit 4.2 to the Registrant’s Form 10-K (File No. 001-38224) filed with the Commission on March 17, 2020).

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

Company Name

Date: March 26, 2021	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 26, 2021
Carlos P. Naudon

/s/ Frank Perez	Executive Vice President and Chief Financial Officer	March 26, 2021
Frank Perez

/s/ Steven A. Tsavaris	Executive Chairman and Director	March 26, 2021
Steven A. Tsavaris

/s/ James Demetriou	Director	March 26, 2021
James Demetriou

/s/ William Feldman	Director	March 26, 2021
William Feldman

/s/ Julio Gurman	Director	March 26, 2021
Julio Gurman

/s/ Maria Alvarez	Director	March 26, 2021
Maria Alvarez

/s/ Nick Lugo	Director	March 26, 2021
Nick Lugo