Form 10-Q
period 2021-03-31
PDL Community Bancorp
filed 2021-05-12
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 17,327,942 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2021 and December 31, 2020

(Dollars in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks (Note 3):
Cash	$13,551	$26,936
Interest-bearing deposits in banks	76,571	45,142
Total cash and cash equivalents	90,122	72,078
Available-for-sale securities, at fair value (Note 4)	30,929	17,498
Held-to-maturity securities, at amortized cost (fair value of $1,661) (Note 4)	1,732	1,743
Placements with banks	2,739	2,739
Mortgage loans held for sale, at fair value	13,725	35,406
Loans receivable, net of allowance for loan losses - 2021 $15,508; 2020 $14,870 (Note 5)	1,230,458	1,158,640
Accrued interest receivable	12,547	11,396
Premises and equipment, net (Note 6)	33,625	32,045
Federal Home Loan Bank of New York stock (FHLBNY), at cost	6,057	6,426
Deferred tax assets (Note 9)	4,569	4,656
Other assets	7,204	12,604
Total assets	$1,433,707	$1,355,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,138,546	$1,029,579
Accrued interest payable	66	60
Advance payments by borrowers for taxes and insurance	9,264	7,019
Advances from the Federal Home Loan Bank of New York and others (Note 8)	109,255	117,255
Warehouse lines of credit (Note 8)	11,664	29,961
Mortgage loan fundings payable (Note 8)	676	1,483
Other liabilities	3,032	10,330
Total liabilities	1,272,503	1,195,687
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,018,252 shares outstanding as of March 31, 2021 and 18,463,028 shares issued and 17,125,969 shares outstanding as of December 31, 2020	185	185
Treasury stock, at cost; 1,444,776 shares as of March 31, 2021 and 1,337,059 shares as of December 31, 2020 (Note 10)	(19,285)	(18,114)
Additional paid-in-capital	85,470	85,105
Retained earnings	99,993	97,541
Accumulated other comprehensive income (Note 15)	28	135
Unearned compensation ─ ESOP; 518,688 shares as of March 31, 2021 and 530,751 shares as of December 31, 2020 (Note 10)	(5,187)	(5,308)
Total stockholders' equity	161,204	159,544
Total liabilities and stockholders' equity	$1,433,707	$1,355,231

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2021 and 2020

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Interest on loans receivable	$14,925	$12,782
Interest on deposits due from banks	2	66
Interest and dividend on available-for-sale securities and FHLBNY stock	250	182
Total interest and dividend income	15,177	13,030
Interest expense:
Interest on certificates of deposit	1,219	1,827
Interest on other deposits	382	692
Interest on borrowings	684	587
Total interest expense	2,285	3,106
Net interest income	12,892	9,924
Provision for loan losses (Note 5)	686	1,146
Net interest income after provision for loan losses	12,206	8,778
Non-interest income:
Service charges and fees	329	248
Brokerage commissions	223	50
Late and prepayment charges	244	119
Income on sale of mortgage loans	1,508	—
Loan origination	539	—
Gain on sale of real property	663	—
Other	387	205
Total non-interest income	3,893	622
Non-interest expense:
Compensation and benefits	5,664	5,008
Occupancy and equipment	2,634	2,017
Data processing expenses	594	467
Direct loan expenses	1,009	212
Insurance and surety bond premiums	146	121
Office supplies, telephone and postage	409	316
Professional fees	1,262	1,627
Marketing and promotional expenses	38	234
Directors fees	69	69
Regulatory dues	60	46
Other operating expenses	1,030	705
Total non-interest expense	12,915	10,822
Income (loss) before income taxes	3,184	(1,422)
Provision (benefit) for income taxes (Note 9)	732	(209)
Net income (loss)	$2,452	$(1,213)
Earnings (loss) per share (Note 11):
Basic	$0.15	$(0.07)
Diluted	$0.15	$(0.07)
Weighted average shares outstanding (Note 11):
Basic	16,548,196	16,800,538
Diluted	16,548,196	16,800,538

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,452	$(1,213)
Net change in unrealized gains (loss) on available-for-sale securities :
Unrealized gains (loss)	(80)	115
Income tax effect	(27)	(25)
Total other comprehensive income (loss), net of tax	(107)	90
Total comprehensive income (loss)	$2,345	$(1,123)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2021 and 2020

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net income	—	—	—	—	(1,213)	—	—	(1,213)
Other comprehensive loss, net of tax	—	—	—	—	—	90	—	90
Treasury stock	(151,394)		(2,012)					(2,012)
ESOP shares committed to be released (12,063 shares)	—	—	—	3	—	—	121	124
Restricted stock awards				323				323
Stock options				29				29
Balance, March 31, 2020	17,299,740	$185	$(16,490)	$85,132	$92,475	$110	$(5,669)	$155,743

Balance, December 31, 2020	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	2,452	—	—	2,452
Other comprehensive income, net of tax	—	—	—	—	—	(107)	—	(107)
Treasury stock	(107,717)	—	(1,171)	—	—	—	—	(1,171)
ESOP shares committed to be released (12,063 shares)	—	—	—	13	—	—	121	134
Restricted stock awards	—	—	—	319	—	—	—	319
Stock options	—	—	—	33	—	—	—	33
Balance, March 31, 2021	17,018,252	$185	$(19,285)	$85,470	$99,993	$28	$(5,187)	$161,204

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$2,452	$(1,213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	20	2
Loss on sale of loans	152	—
Gain on sale of real property	(663)	—
Gain on derivatives	(59)	—
Provision for loan losses	686	1,146
Depreciation and amortization	603	602
ESOP compensation	157	156
Share-based compensation expense	352	352
Deferred income taxes	254	(441)
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	20,649	—
Increase in accrued interest receivable	(1,151)	(216)
Decrease (increase) in other assets	5,459	(3,506)
Increase (decrease) in accrued interest payable	6	(11)
Increase in advance payments by borrowers	2,245	1,947
Decrease in mortgage loan fundings payable	(807)	—
(Decrease) increase in other liabilities	(7,744)	2,439
Net cash provided by operating activities	22,611	1,257
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	399	2,039
Purchases of FHLBNY Stock	(30)	(4,193)
Purchases of available-for-sale securities	(14,123)	(8,685)
Proceeds from sale of available-for-sale securities	—	8,875
Proceeds from maturities, calls and principal repayments on available-for-sale securities	634	2,148
Proceeds from sales of loans	880	3,530
Net increase in loans	(72,504)	(21,918)
Proceeds from sale of real property	2,417	—
Purchases of premises and equipment	(3,739)	(336)
Net cash used in investing activities	(86,066)	(18,540)
Cash Flows From Financing Activities:
Net increase in deposits	108,967	47,698
Repurchase of treasury stock	(1,171)	(2,012)
Proceeds from advances from FHLBNY	500	123,630
Repayments of advances from FHLBNY	(8,500)	(75,750)
Net advances on warehouse lines of credit	(18,297)	—
Net cash provided by financing activities	81,499	93,566
Net increase in cash and cash equivalents	18,044	76,283
Cash and Cash Equivalents including restricted cash:
Beginning	72,078	27,677
Ending	$90,122	$103,960
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$2,279	$3,117
Cash paid for income taxes	$50	$91

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The unaudited interim Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results for the entire year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries Ponce Bank (the “Bank”) and Mortgage World Bankers, Inc. (“Mortgage World”), and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries consist of PFS Service Corp., which owns one of the Bank’s real property, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Risks and Uncertainties:

The COVID-19 pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience cases of the COVID-19 pandemic. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including vaccinations and quarantines and to certain extent limitation to travel.

The financial impact of the COVID-19 pandemic is still unknown at this time. However, if the pandemic continues for a sustained period of time, it may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, loan portfolio, financial condition, and results of operations. During the three months ended March 31, 2021, the provision for loan losses increased by $685,689 primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has on its local economy and its loan portfolio. Therefore, there is a reasonable probability that the Company’s allowance for loan losses as of March 31, 2021 may change thereafter and could result in a material adverse change to the Company’s provision for loan losses, earnings and capital.

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

Interim Financial Statements: The interim consolidated financial statements at March 31, 2021, and for the three months ended March 31, 2021 and 2020 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the consolidated statement of operations and (2) OTTI related to other factors, which is recognized in other comprehensive income.

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

When a loan is modified to troubled debt restructured, management evaluates for any possible impairment by using the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs, if repayment under the modified terms becomes doubtful.

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

Nonresidential Mortgage Loans: Nonresidential mortgage loans are primarily secured by commercial buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. These loans are typically underwritten at no more than 75% loan-to-value ratio. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments due in 10 to 15 years, and terms which provide that the interest rates are adjusted on a 5-year schedule.

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

Mortgage Loans Held for Sale: Mortgage loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are originated by Mortgage World which the Company intends to sell on the secondary market. Mortgage loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of mortgage loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest on loans receivable on the consolidated statements of operations.

The Bank loans held for sale are earmarked for investor purchase and are reported at the lower of cost or fair value as determined by investor bid prices. Sales of loans occur from time to time as part of strategic business or regulatory compliance initiatives. Bank loans held for sale are sold without recourse and servicing released. When a Bank loan is transferred from portfolio to held-for-sale and the fair value is less than cost, a charge-off is recorded against the allowance for loan losses. Subsequent declines in fair value, if any, are charged against earnings.

Derivative Financial Instruments: The Company, through Mortgage World, uses derivative financial instruments as a part of its price risk management activities. All such derivative financial instruments are designated as free-standing derivative instruments. In accordance with FASB ASC 815-25, Derivatives and Hedging, all derivative instruments are recognized as assets or liabilities on the balance sheet at their fair value. Changes in the fair value of these derivatives are reported in current period earnings.

Additionally, to facilitate the sale of mortgage loans, Mortgage World may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of March 31, 2021, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets: Long-lived assets, including premises and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income, or other applicable basis of taxation, in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

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

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of operations.

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

Employee Benefit Plans: The Company maintains a KSOP, an Employee Stock Ownership Plan with 401(k) provisions incorporated, a Long-Term Incentive Plan that includes grants of restricted stock units and stock options, and a Supplemental Executive Retirement Plan (the “SERP”).

KSOP, the Employee Stock Ownership Plan with 401(k) Provisions: Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned KSOP equity account at the average fair market value of the shares during the period and the shares become outstanding for earnings per share computations. Compensation expense is recognized ratably over the service period based upon management’s estimate of the number of shares expected to be allocated by the KSOP. The difference between the average fair market value and the cost of the shares allocated by the KSOP is recorded as an adjustment to additional paid-in-capital. Unallocated common shares held by the Company’s KSOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released. The 401(k) provisions provide for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which are both recognized as separate components of equity. Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.

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

Segment Reporting: The Company’s business is conducted through two business segments: Ponce Bank, which involves the delivery of loan and deposit products to customers, and Mortgage World, which consists of mortgage underwriting and selling such mortgages to investors. Accordingly, all of the financial service operations are considered by management to be aggregated in two reportable operating segments as more fully disclosed in Note 17.

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

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations.

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of March 31, 2021, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases 14 branches and mortgage offices and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its 14 leased branches and mortgage offices.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard, which had no material effect on the Company’s consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this standard, which had no material effect on the Company’s consolidated financial statements.

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

Note 2.Business Acquisition

On July 10, 2020, the Company completed its acquisition of 100 percent of the shares of common stock of Mortgage World. The shareholders of Mortgage World received total consideration of $1.8 million in cash. The acquisition was accounted for using the acquisition method of accounting, and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Mortgage World’s results of operations have been included in the Company’s Consolidated Statements of Operations since July 10, 2020.

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
(Dollars in thousands)
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

The Bank was previously required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Bank had $10.1 million and $24.5 million in cash to cover its minimum reserve requirement of $0 at March 31, 2021, and December 31, 2020. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Cash and cash equivalents include Mortgage World restricted cash which consists of escrows due to HUD for upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers and good faith deposits received from commercial loan customers relating to the closing of a commercial loan. As of March 31, 2021 and December 31, 2020, the total amount of restricted cash was $70,172 and $150,407, respectively, and these were reflected on the consolidated statements of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,978	$10	$—	$2,988
Corporate Bonds	13,408	158	(9)	13,557
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	7,044	—	(69)	6,975
FNMA Certificates	7,161	71	(71)	7,161
GNMA Certificates	241	7	—	248
Total available-for-sale securities	$30,832	$246	$(149)	$30,929

Held-to-Maturity Securities:
FHLMC Certificates	$1,732	$—	$(71)	$1,661
Total held-to-maturity securities	$1,732	$—	$(71)	$1,661

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$10,381	$95	$(13)	$10,463
Mortgage-Backed Securities:
FHLMC Certificates	3,201	—	(5)	3,196
FNMA Certificates	3,506	61	—	3,567
GNMA Certificates	263	9	—	272
Total available-for-sale securities	$17,351	$165	$(18)	$17,498

Held-to-Maturity Securities:
FHLMC Certificates	$1,743	$—	$(21)	$1,722
Total held-to-maturity securities	$1,743	$—	$(21)	$1,722

There was one security classified as held-to-maturity as of March 31, 2021 and December 31, 2020. There were no available-for-sale securities and held-to-maturity securities sold during the three months ended March 31, 2021 and for the year ended December 31, 2020. No securities matured and/or were called during the three months ended March 31, 2021 and $17.8 million matured and/or were called during the year ended December 31, 2020. The Company purchased $14.1 million in available-for-sale securities during the three months ended March 31, 2021 and $13.6 million in available-for-sale securities and $1.7 million in held-to-maturity securities during the year ended December 31, 2020.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$2,716	$(9)	$—	$—	$2,716	$(9)
Mortgage-Backed
Collateralized Mortgage Obligations	6,975	(69)	—	—	6,975	(69)
FNMA Certificates	4,070	(71)	—	—	4,070	(71)
Total available-for-sale securities	$13,761	$(149)	$—	$—	$13,761	$(149)
Held-to-Maturity Securities:
FHLMC Certificates	$1,661	$(71)	$—	$—	$1,661	$(71)
Total held-to-maturity securities	$1,661	$(71)	$—	$—	$1,661	$(71)

	December 31, 2020
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$1,717	$(13)	$—	$—	$1,717	$(13)
Mortgage-Backed
FHLMC Certificates	3,196	(5)	—	—	3,196	(5)
Total available-for-sale securities	$4,913	$(18)	$—	$—	$4,913	$(18)
Held-to-Maturity Securities:
FHLMC Certificates	$1,722	$(21)	$—	$—	$1,722	$(21)
Total held-to-maturity securities	$1,722	$(21)	$—	$—	$1,722	$(21)

The Company’s investment portfolio had twelve and eight available-for-sale securities at March 31, 2021 and December 31, 2020, respectively, and one held-to-maturity security at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Company had five and three available-for-sale securities, respectively, and one held-to-maturity security at March 31, 2021 and December 31, 2020 with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both March 31, 2021 and December 31, 2020 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at March 31, 2021 and December 31, 2020. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2021
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,978	2,988
More than five years through ten years	—	—
	2,978	2,988
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,656	2,715
More than five years through ten years	10,752	10,842
	13,408	13,557
Mortgage-Backed Securities	14,446	14,384
Total available-for-sale securities	$30,832	$30,929
Held-to-Maturity Securities:
FHLMC Certificates	$1,732	$1,661
Total held-to-maturity securities	$1,732	$1,661

	December 31, 2020
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,651	2,728
More than five years through ten years	7,730	7,735
	10,381	10,463
Mortgage-Backed Securities	6,970	7,035
Total available-for-sale securities	$17,351	$17,498
Held-to-Maturity Securities:
FHLMC Certificates	$1,743	$1,722
Total held-to-maturity securities	$1,743	$1,722

There were no securities pledged at March 31, 2021 and December 31, 2020.

The held-to-maturity securities held at March 31, 2021 and December 31, 2020 will mature on October 1, 2050.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,895	$319,596
Owner-Occupied	99,985	98,795
Multifamily residential	315,078	307,411
Nonresidential properties	215,340	218,929
Construction and land	119,339	105,858
Nonmortgage loans:
Business loans (1)	142,135	94,947
Consumer loans (2)	36,706	26,517
	1,246,478	1,172,053
Net deferred loan origination costs	(512)	1,457
Allowance for loan losses	(15,508)	(14,870)
Loans receivable, net	$1,230,458	$1,158,640

(1)	As of March 31, 2021 and December 31, 2020, business loans include $132.5 million and $85.3 million, respectively, of Paycheck Protection Program (“PPP”) loans.
(2)

As of March 31, 2021 and December 31, 2020, consumer loans include $35.9 million and $25.5 million, respectively, related to Grain Technologies, LLC (“Grain”). Refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further discussion on Grain.

The Company’s lending activities are conducted principally in metropolitan New York City. The Company primarily grants loans secured by real estate to individuals and businesses pursuant to an established credit policy applicable to each type of lending activity in which it engages. Although collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrowers’ ability to generate continuing cash flows. The Company also evaluates the collateral and creditworthiness of each customer. The credit policy provides that depending on the borrowers’ creditworthiness and type of collateral, credit may be extended up to predetermined percentages of the market value of the collateral or on an unsecured basis. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

The Company had received U.S. Small Business Administration (“SBA”) approval and originated 1,992 PPP loans of which 1,708 loans totaling $132.5 million were outstanding at March 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances and are 100% guaranteed by the SBA. PPP loans have either a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at an annual rate of 1%.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

Below are the definitions of the internally assigned risk ratings:

•	Strong Pass – Loans to a new or existing borrower collateralized at least 90 percent by an unimpaired deposit account at the Company.
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

The following tables present credit risk ratings by loan segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(Dollars in thousands)
Risk Rating:
Pass	$406,662	$308,716	$210,310	$112,689	$142,135	$36,706	$1,217,218
Special mention	2,316	—	—	6,650	—	—	8,966
Substandard	8,902	6,362	5,030	—	—	—	20,294
Total	$417,880	$315,078	$215,340	$119,339	$142,135	$36,706	$1,246,478

	December 31, 2020
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(Dollars in thousands)
Risk Rating:
Pass	$406,993	$301,015	$213,882	$88,645	$94,947	$26,517	$1,131,999
Special mention	2,333	—	—	17,213	—	—	19,546
Substandard	9,065	6,396	5,047	—	—	—	20,508
Total	$418,391	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of March 31, 2021 and December 31, 2020, is as follows:

	March 31, 2021
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$311,271	$4,739	$—	$1,885	$317,895	$3,153	$—
Owner-Occupied	97,327	380	818	1,460	99,985	3,780	—
Multifamily residential	314,132	—	—	946	315,078	946	—
Nonresidential properties	212,059	—	—	3,281	215,340	4,422	—
Construction and land	119,339	—	—	—	119,339	—	—
Nonmortgage loans:
Business	141,635	500	—	—	142,135	—	—
Consumer	32,419	2,310	735	1,242	36,706	—	—
Total	$1,228,182	$7,929	$1,553	$8,814	$1,246,478	$12,301	$—

	December 31, 2020
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$313,960	$2,222	$1,507	$1,907	$319,596	$3,058	$—
Owner-Occupied	95,775	1,572	348	1,100	98,795	3,250	—
Multifamily residential	305,325	1,140	—	946	307,411	946	—
Nonresidential properties	215,657	—	—	3,272	218,929	4,429	—
Construction and land	105,858	—	—	—	105,858	—	—
Nonmortgage loans:
Business	94,847	100	—	—	94,947	—	—
Consumer	25,529	497	316	175	26,517	—	—
Total	$1,156,951	$5,531	$2,171	$7,400	$1,172,053	$11,683	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of March 31, 2021 and 2020, and December 31, 2020:

	For the Three Months Ended March 31, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(6)	14	226	(10)	107	(10)	365	686
Losses charged-off	—	—	—	—	—		(50)	(50)
Recoveries	—	—	—	—	—	2	—	2
Balance, end of period	$3,844	$1,274	$5,440	$2,184	$1,927	$246	$593	$15,508
Ending balance: individually evaluated for impairment	$116	$127	$—	$41	$—	$—	$—	$284
Ending balance: collectively evaluated for impairment	3,728	1,147	5,440	2,143	1,927	246	593	15,224
Total	$3,844	$1,274	$5,440	$2,184	$1,927	$246	$593	$15,508
Loans:
Ending balance: individually evaluated for impairment	$6,515	$6,247	$946	$5,171	$—	$—	$—	$18,879
Ending balance: collectively evaluated for impairment	311,380	93,738	314,132	210,169	119,339	142,135	36,706	1,227,599
Total	$317,895	$99,985	$315,078	$215,340	$119,339	$142,135	$36,706	$1,246,478

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Three Months Ended March 31, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	234	120	398	291	123	(22)	2	1,146
Losses charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	2	—	7	—	9
Balance, end of period	$3,737	$1,187	$4,263	$2,142	$1,905	$239	$11	$13,484
Ending balance: individually evaluated for impairment	$113	$145	$—	$31	$—	$—	$—	$289
Ending balance: collectively evaluated for impairment	3,624	1,042	4,263	2,111	1,905	239	11	13,195
Total	$3,737	$1,187	$4,263	$2,142	$1,905	$239	$11	$13,484
Loans:
Ending balance: individually evaluated for impairment	$5,303	$5,613	$—	$5,182	$—	$—	$—	$16,098
Ending balance: collectively evaluated for impairment	302,903	88,274	259,326	205,043	100,202	11,183	1,288	968,219
Total	$308,206	$93,887	$259,326	$210,225	$100,202	$11,183	$1,288	$984,317

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	347	193	1,349	341	38	(95)	270	2,443
Losses charged-off	—	—	—	—	—	—	(6)	(6)
Recoveries	—	—	—	4	—	95	5	104
Balance, end of year	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Ending balance: individually evaluated for impairment	$118	$134	$—	$40	$—	$—	$—	$292
Ending balance: collectively evaluated for impairment	3,732	1,126	5,214	2,154	1,820	254	278	14,578
Total	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Loans:
Ending balance: individually evaluated for impairment	$7,468	$5,754	$946	$5,184	$—	$—	$—	$19,352
Ending balance: collectively evaluated for impairment	312,128	93,041	306,465	213,745	105,858	94,947	26,517	1,152,701
Total	$319,596	$98,795	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$13,636	$10,302	$2,460	$12,762	$243	$12,325	$64
Multifamily residential	946	946	—	946	—	420	—
Nonresidential properties	5,627	4,803	368	5,171	41	5,351	8
Construction and land	—		—	—	—	188	—
Nonmortgage loans:
Business	—	—	—	—	—	2	—
Consumer	—	—	—	—	—	—	—
Total	$20,209	$16,051	$2,828	$18,879	$284	$18,286	$72

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
For the Three Months Ended March 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$11,859	$8,454	$2,462	$10,916	$258	$12,568	$57
Multifamily residential	—	—	—	—	—	6	—
Nonresidential properties	5,245	4,810	372	5,182	31	4,419	9
Construction and land	—	—	—	—	—	1,035	—
Nonmortgage loans:
Business	—	—	—	—	—	129	—
Consumer	—	—	—	—	—	1	—
Total	$17,104	$13,264	$2,834	$16,098	$289	$18,158	$66

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$14,118	$10,613	$2,609	$13,222	$252	$12,306	$321
Multifamily residential	946	946	—	946	—	231	34
Nonresidential properties	5,632	4,813	371	5,184	40	5,339	33
Construction and land	—	—	—	—	—	405	—
Nonmortgage loans:
Business	—	—	—	—	—	8	—
Consumer	—	—	—	—	—	—	—
Total	$20,696	$16,372	$2,980	$19,352	$292	$18,289	$388

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the three months ended March 31, 2021, and for the year ended December 31, 2020, there were no loans restructured as a troubled debt restructuring.

At March 31, 2021 and December 31, 2020, there were 32 troubled debt restructured loans totaling $9.7 million of which $6.6 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $284,000 and $292,000 at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and at December 31, 2020, 26 loans and 70 loans related to Mortgage World in the amount of $13.7 million and $34.4 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. At December 31, 2020, there was one loan in the amount of $1.0 million held for sale related to the Bank. Refer to Note 13 Fair Value for additional information.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6.Premises and Equipment

Premises and equipment at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Land	$3,645	$3,897
Buildings and improvements	20,181	17,119
Leasehold improvements	23,976	26,104
Furniture, fixtures and equipment	9,295	9,184
	57,097	56,304
Less: accumulated depreciation and amortization	(23,472)	(24,259)
Total premises and equipment	$33,625	$32,045

Depreciation and amortization expense amounted to $603,211 and $602,267 for the three months ended March 31, 2021 and 2020, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of operations. Compared to December 31, 2020, buildings and improvements increased by $3.1 million to $20.2 million as a result of $3.2 million related to a new building and $367,000 of new improvements offset by $538,000 as a result of sale of real property. Leasehold improvements decreased by $2.1 million to $24.0 million due to the sale of real property. Land decreased by $252,000 to $3.6 million as a result of sale of real property. Furniture, fixtures and equipment increased by $111,000 to $9.3 million primarily as a result of renovations of premises.

Note 7.	Deposits

Deposits at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Demand (1)	$242,255	$189,855
Interest-bearing deposits:
NOW/IOLA accounts	32,235	39,296
Money market accounts	157,271	136,258
Reciprocal deposits	137,402	131,363
Savings accounts	130,211	125,820
Total NOW, money market, reciprocal and savings	457,119	432,737
Certificates of deposit of $250K or more	77,418	78,435
Brokered certificates of deposits	86,004	52,678
Listing service deposits (2)	61,133	39,476
Certificates of deposit less than $250K	214,617	236,398
Total certificates of deposit	439,172	406,987
Total interest-bearing deposits	896,291	839,724
Total deposits	$1,138,546	$1,029,579
(1)	As of March 31, 2021 and December 31, 2020, included in demand deposits are deposits related to net PPP funding.
(2)	As of March 31, 2021 and December 31, 2020, there were $28.8 million and $27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7.Deposits (Continued)

At March 31, 2021 scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2022	$250,430
2023	71,323
2024	28,812
2025	25,468
2026	59,139
Thereafter	4,000
$439,172

Overdrawn deposit accounts that have been reclassified to loans amounted to $61,556 and $101,715 as of March 31, 2021 and December 31, 2020, respectively.

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

The Bank had $109.3 million of outstanding term advances from the FHLBNY at March 31, 2021 and December 31, 2020. The Bank repaid $8.0 million in advances from FHLBNY during the three months ended March 31, 2021. Additionally, the Bank had an unsecured line of credit in the amount of $25.0 million with a correspondent bank at March 31, 2021 and December 31, 2020, of which $0 were outstanding as of March 31, 2021 and December 31, 2020. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $61.5 million at March 31, 2021 and at December 31, 2020.

Borrowed funds at March 31, 2021 and December 31, 2020 consist of the following and are summarized by maturity and call date below:

	March 31,			December 31,
	2021			2020
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Correspondent Bank Overnight line of credit advance	$—	$—	—%	$8,000	$8,000	0.34%

FHLBNY Term advances ending:
2021	3,000	3,000	1.84	3,000	3,000	1.84
2022	77,880	77,880	1.73	77,880	77,880	1.73
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$109,255	$109,255	2.02	$117,255	$117,255	1.90%

Interest expense on FHLBNY term advances totaled $543,671 and $581,259 for the three months ended March 31, 2021 and 2020, respectively. Interest expense on FHLBNY overnight advances totaled $308 and $5,233 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Bank had eligible collateral of approximately $358.6 million and $336.8 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8.Borrowings (Continued)

Warehouse Lines of Credit:  Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit are repaid with proceeds from the sale of the mortgage loans. The lines are secured by the assets collaterizing underlying mortgages. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios for Mortgage World. All warehouse facilities are guaranteed by Mortgage World. As of March 31, 2021 and December 31, 2020, Mortgage World was in full compliance with all financial covenants.

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate at March 31, 2021 was 3.44%. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or the borrower.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded by wires. The effective rate at March 31, 2021 was 3.19%. The warehouse line of credit is due to expire on June 30, 2021.

Total interest expense on warehouse lines of credit totaled $139,873 for the three months ended March 31, 2021.

	As of March 31, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(Dollars in thousands)
Warehouse Line of Credit #1	$20,000	$11,432	$8,568
Warehouse Line of Credit #2	5,000	1,904	3,096
Total long-term debt	$25,000	$13,336	$11,664

	As of December 31, 2020
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(Dollars in thousands)
Warehouse Line of Credit #1	$29,900	$2,171	$27,729
Warehouse Line of Credit #2	5,000	$2,768	$2,232
Total long-term debt	$34,900	$4,939	$29,961

Mortgage Loan Funding Payable:  Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At March 31, 2021 and December 31, 2020, the balance of mortgage loan funding payable was $676,170 and $1.5 million, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9.	Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2021 and 2020 consists of the following:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Federal:
Current	$560	$158
Deferred	36	(276)
	596	(118)
State and local:
Current	68	58
Deferred	310	(690)
	378	(632)
Valuation allowance	(242)	541
Provision (benefit) for income taxes	$732	$(209)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three months ended March 31, 2021 and 2020, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Income tax, at federal rate	$669	$(299)
State and local tax, net of federal taxes	299	(500)
Valuation allowance, net of the federal benefit	(242)	541
Other	6	49
	$732	$(209)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance decreased by $242,000 for the three months ended March 31, 2021 and increased by $541,000 for the three months ended March 31, 2020.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOL”) to forward tax years indefinitely. The use of NOL to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Company did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At March 31, 2021, the Company had no federal NOL carryforwards.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $772,000 for New York State purposes and $528,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $36.0 million for New York State purposes and $20.4 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At March 31, 2021, the Bank had no New Jersey net operating loss carryforwards

At March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2021 and December 31, 2020 are presented below:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$5,054	$4,846
Deferred loan fees	167	—
Interest on nonaccrual loans	711	792
Amortization of intangible assets	65	70
Deferred rent payable	124	120
Depreciation of premises and equipment	—	79
Net operating losses	3,802	3,990
Charitable contribution carryforward	1,273	1,366
Compensation and benefits	483	326
Other	69	78
Total gross deferred tax assets	11,748	11,667
Deferred tax liabilities:
Depreciation of premises and equipment	903	—
Deferred loan fees	—	475
Unrealized gain on available-for-sale securities	8	25
Other	38	39
Total gross deferred tax liabilities	949	539
Valuation allowance	6,230	6,472
Net deferred tax assets	$4,569	$4,656

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Compensation and Benefit Plans

401(k) Provisions:

Prior to January 1, 2021, the Company provided a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contribution of 3%. The 401(k) expenses recorded in the consolidated statements of operations amounted to $86,555 and $267,067 for the three months ended March 31, 2021 and 2020, respectively.

Effective January 1, 2021, the Company amended and restated its ESOP into a KSOP, Employee Stock Ownership Plan with 401(k) Provision, to include substantially the same 401(k) provisions contained in the previously separate 401(k) plan. The Company made a safe harbor contribution of 3% into the 401(k) Plan. There were no changes to the provisions of the previously separately formed ESOP as discussed below.

KSOP, Employee Stock Ownership Plan with 401 (k) Provisions:

In connection with the reorganization, the Company established an ESOP for the exclusive benefit of eligible employees. The ESOP borrowed $7.2 million from the Company sufficient to purchase 723,751 shares (approximately 3.92% of the common stock sold in the Company’s initial stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of 15 years. Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective periods are recognized, and the shares become outstanding for earnings per share computations (see Note 11).

A summary of the ESOP shares as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands except share data)
Shares committed-to-be released	12,063	48,250
Shares allocated to participants	177,520	129,270
Unallocated shares	518,688	530,751
Total	708,271	708,271
Fair value of unallocated shares	$5,763	$5,578

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $156,853 and $156,167 for the three months ended March 31, 2021 and 2020, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive officer. The SERP expense recognized for the three months ended March 31, 2021 and 2020 was $15,125.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of March 31, 2021 and December 31, 2020, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476 for both periods. As of March 31, 2021 and December 31, 2020, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 63,159 as of March 31, 2021 and December 31, 2020, but would eliminate the availability of stock options and SARs available for award.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s restricted stock unit awards activity and related information for the three months ended March 31, 2021 and year ended December 31, 2020 are as follows:

	March 31, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	335,919	$12.66
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31	335,919	$12.66

	December 31, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	15,000	10.05
Forfeited	(3,000)	12.77
Vested	(96,825)	12.77
Non-vested at December 31	335,919	$12.66

Compensation expense related to restricted stock units was $318,265 and $323,620 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total remaining unrecognized compensation cost related to restricted stock units was $3.8 million, which is expected to be recognized over the next 27 quarters.

A summary of the Company’s stock option awards activity and related information for the three months ended March 31, 2021 and year ended December 31, 2020 are as follows:

	March 31, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31 (1)	203,766	$12.02
Exercisable at March 31 (1)	55,938	$12.77

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

	December 31, 2020
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.77
Granted	40,000	8.93
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	203,766	$12.02
Exercisable at December 31 (1)	55,938	$12.77
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options at March 31, 2021 and December 31, 2020.

The weighted-average exercise price for the options as of March 31, 2021 was $12.02 per share and the weighted average remaining contractual life is 7.6 years. The weighted average period over which compensation expenses are expected to be recognized is 4.5 years. There were 55,938 shares exercisable as of March 31, 2021 and December 31, 2020. Total compensation cost related to stock options recognized was $33,088 and $28,712 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total remaining unrecognized compensation cost related to unvested stock options was $453,664, which is expected to be recognized over the next 27 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2021	2020
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	38.51%	16.94%
Risk-free interest rate	0.48%	2.51%
Weighted average grant date fair value	$3.77	$4.01

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

As of March 31, 2021, the Company had repurchased a total of 1,631,570 shares under the repurchase programs at a weighted average price of $13.27 per share, of which 1,444,776 shares are reported as treasury stock. Of the 1,631,570 shares repurchased, a total of 186,960 shares have been used for grants given to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2020 and 2019. Of the 186,960 shares, 166 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands except share data)

Net income (loss)	$2,452	$(1,213)

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,078,813	17,379,406
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	530,617	578,868
Basic weighted average common shares outstanding	16,548,196	16,800,538
Basic earnings (loss) per common share	$0.15	$(0.07)
Dilutive potential common shares:
Add: Dilutive effect of restricted stock awards and stock options	—	—
Diluted weighted average common shares outstanding	16,548,196	16,800,538
Diluted earnings (loss) per common share	$0.15	$(0.07)

Note 12.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Commitments to grant mortgage loans	$119,866	$101,722
Commitments to sell loans at lock-in rates	5,995	11,276
Unfunded commitments under lines of credit	38,392	38,261
	$164,253	$151,259

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12.Commitments, Contingencies and Credit Risk (Continued)

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of March 31, 2021.

Unfunded Commitments Under Lines of Credit: Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extension of credit to existing customers. These lines of credit are uncollateralized and usually contain a specified maturity date and, ultimately, may not be drawn upon to the total extent to which the Company is committed.

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

Loan Concentrations: As of March 31, 2021, approximately 6.9% of Mortgage World total originated loan volume was insured and approximately 78.5% of total originated loan volume was sold to three investors. Mortgage World is permitted to close loans in five states and has closed approximately 98.8% of its loan volume in two states.

Lease Commitments: At March 31, 2021, there are noncancelable operating leases for office space that expire on various dates through 2036. Certain of these leases contains an escalation clause providing for increased rental based primarily on increases in real estate taxes.

During the period, the Company entered into a sale-leaseback transaction for a real property with an initial fifteen-year lease agreement at an initial base annual rent of approximately $145,000 subject to annual rent increases of 1.5%. The sale lease-back resulted in a gain of approximately $662,546, net of expenses, which is included in other non-interest income in the accompanying consolidated statements of operations.  Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option.

Rental expenses under operating leases, included in occupancy and equipment, totaled $503,240 and $128,642 for the three months ended March 31, 2021 and 2020, respectively.

The projected minimum rental payments under the terms of the leases at March 31, 2021 are as follows:

(Dollars in thousands)
Remainder of 2021	$1,258
2022	1,574
2023	1,526
2024	1,512
2025	1,433
2026	1,170
Thereafter	4,722
$13,195

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $13.7 million and the aggregate unpaid principal amounted to $13.5 million.

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

The approximate notional amounts of Mortgage World’s derivative instruments were $6.0 million and $11.3 million at March 31, 2021 and December 31, 2020, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $59,000 and $166,000 as of March 31, 2021 and December 31, 2020 and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(Dollars in thousands)
Balance as of December 31, 2020	$166
Change in fair value of derivative instrument reported in earnings	(107)
Balance as of March 31, 2021	$59

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2021
Description	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,988	$—	$2,988	$—
Corporate bonds	13,557	—	13,557	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	6,975	—	6,975	—
FNMA Certificates	7,161	—	7,161	—
GNMA Certificates	248	—	248	—
Mortgage Loans Held for Sale, at fair value	13,725	—	13,725	—
Derivatives from interest rate lock commitments	59	—	—	59
	$44,713	$—	$44,654	$59

		December 31, 2020
Description	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate bonds	$10,463	$—	$10,463	$—
Mortgage-Backed Securities:
FHLMC Certificates	3,196	—	3,196	—
FNMA Certificates	3,567	—	3,567	—
GNMA Certificates	272	—	272	—
Mortgage Loans Held for Sale, at fair value	35,406	—	35,406	—
Derivatives from interest rate lock commitments	166	—	—	166
	$53,070	$—	$52,904	$166

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$18,879	$—	$—	$18,879

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$19,352	$—	$—	$19,352

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2021 and 2020, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

As of March 31, 2021 and December 31, 2020, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2021
Financial assets:
Cash and cash equivalents	$90,122	$90,122	$—	$—	$90,122
Available-for-sale securities, at fair value	30,929	—	30,929	—	30,929
Held-to-maturity securities, at amortized costs	1,732	—	1,661	—	1,661
Placements with banks	2,739	—	2,739	—	2,739
Mortgage loans held for sale, at fair value	13,725	—	13,725	—	13,725
Loans receivable, net	1,230,458	—	—	1,244,854	1,244,854
Accrued interest receivable	12,547	—	12,547	—	12,547
FHLBNY stock	6,057	6,057	—	—	6,057
Financial liabilities:
Deposits:
Demand deposits	242,255	242,255	—	—	242,255
Interest-bearing deposits	457,119	457,119	—	—	457,119
Certificates of deposit	439,172	—	445,260	—	445,260
Advance payments by borrowers for taxes and insurance	9,264	—	9,264	—	9,264
Advances from FHLBNY	109,255	—	111,123	—	111,123
Warehouse lines of credit	11,664	—	11,664	—	11,664
Mortgage loan fundings payable	676	—	676	—	676
Accrued interest payable	66	—	66	—	66

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.	Fair Value (Continued)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and cash equivalents	$72,078	$72,078	$—	$—	$72,078
Available-for-sale securities, at fair value	17,498	—	17,498	—	17,498
Held-to-maturity securities, at amortized costs	1,743	—	1,722	—	1,722
Placements with banks	2,739	—	2,739	—	2,739
Mortgage loans held for sale, at fair value	35,406	—	35,406		35,406
Loans receivable, net	1,158,640	—	—	1,182,971	1,182,971
Accrued interest receivable	11,396	—	11,396	—	11,396
FHLBNY stock	6,426	6,426	—	—	6,426
Financial liabilities:
Deposits:
Demand deposits	189,855	189,855	—	—	189,855
Interest-bearing deposits	432,737	432,737	—	—	432,737
Certificates of deposit	406,987	—	411,742	—	411,742
Advance payments by borrowers for taxes and insurance	7,019	—	7,019	—	7,019
Advances from FHLBNY	117,255	—	119,248	—	119,248
Warehouse lines of credit	29,961	—	29,961	—	29,961
Mortgage loan fundings payable	1,483	—	1,483	—	1,483
Accrued interest payable	60	—	60	—	60

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2021 and December 31, 2020.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2021 and 2020 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2021 and December 31, 2020, all applicable capital adequacy requirements have been met.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14.	Regulatory Capital Requirements (Continued)

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in to 2.5% by 2019. The applicable capital buffer was 7.8% at March 31, 2021 and 7.95% at December 31, 2020.

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

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2021 and December 31, 2020 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2021
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$173,715	17.37%	$79,996	8.00%	$99,995	10.00%
Tier 1 Capital to Risk-Weighted Assets	161,176	16.12%	59,997	6.00%	79,996	8.00%
Common Equity Tier 1 Capital Ratio	161,176	16.12%	44,998	4.50%	64,996	6.50%
Tier 1 Capital to Total Assets	161,176	11.75%	54,887	4.00%	68,609	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$157,325	15.80%	$79,677	8.00%	$99,596	10.00%
Tier 1 Capital to Risk-Weighted Assets	144,836	14.54%	59,757	6.00%	79,677	8.00%
Common Equity Tier 1 Capital Ratio	144,836	14.54%	44,818	4.50%	64,737	6.50%
Tier 1 Capital to Total Assets	144,836	10.78%	53,728	4.00%	67,160	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$171,578	17.68%	$77,644	8.00%	$97,055	10.00%
Tier 1 Capital to Risk-Weighted Assets	159,410	16.42%	58,233	6.00%	77,644	8.00%
Common Equity Tier 1 Capital Ratio	159,410	16.42%	43,675	4.50%	63,086	6.50%
Tier 1 Capital to Total Assets	159,410	13.34%	47,814	4.00%	59,768	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$153,951	15.95%	$77,213	8.00%	$96,516	10.00%
Tier 1 Capital to Risk-Weighted Assets	141,850	14.70%	57,909	6.00%	77,213	8.00%
Common Equity Tier 1 Capital Ratio	141,850	14.70%	43,432	4.50%	62,735	6.50%
Tier 1 Capital to Total Assets	141,850	11.19%	50,715	4.00%	63,394	5.00%

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14.	Regulatory Capital Requirements (Continued)

Mortgage World’s minimum net worth requirements as of March 31, 2021 and December 31, 2020 are reflected below:

Minimum
Requirement
(Dollars in thousands)
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of March 31, 2021 and December 31, 2020, Mortgage World is in compliance with all minimum capital requirements.

Note 15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2021
	December 31, 2020	Change	March 31, 2020
	(Dollars in thousands)
Unrealized gains on available-for-sale securities, net	$135	$(107)	$28
Total	$135	$(107)	$28

	December 31, 2020
	December 31, 2019	Change	December 31, 2020
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$20	$115	$135
Total	$20	$115	$135

Note 16.Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$424	$1,260
Originations	10	—
Payments	(10)	(16)
Ending balance	$424	$1,244

The Company held deposits in the amount of $6.8 million and $6.9 million from directors, executive officers and non-executive officers at March 31, 2021 and December 31, 2020, respectively.

Note 17.Segment Reporting

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 17.Segment Reporting (Continued)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2021 and 2020 and for the three months then ended is presented in the tables below.

	For the Three Months Ended March 31, 2021
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(Dollars in thousands)
Interest and dividend income	$15,027	$150	$41	$(41)	$15,177
Interest expense	2,186	140	—	(41)	2,285
Net interest income	12,841	10	41	—	12,892
Provision for loan losses	686	—	—	—	686
Net interest income after provision for loan losses	12,155	10	41	—	12,206
Non-interest income:
Service charges and fees	329	—	—	—	329
Brokerage commissions	—	223	—	—	223
Late and prepayment charges	244	—	—	—	244
Gain on sale of mortgage loans	—	1,508	—	—	1,508
Loan origination	—	539	—	—	539
Gain on sale of real property	663	—	—	—	663
Other	568	88	—	(269)	387
Total non-interest income	1,804	2,358	—	(269)	3,893
Non-interest expense:
Compensation and benefits	4,072	1,241	351	—	5,664
Occupancy and equipment	2,498	122	14	—	2,634
Data processing expenses	581	13	—	—	594
Direct loan expenses	462	547	—	—	1,009
Insurance and surety bond premiums	146	—	—	—	146
Office supplies, telephone and postage	352	57	—	—	409
Professional fees	777	244	381	(140)	1,262
Marketing and promotional expenses	29	9	—	—	38
Directors fees	69	—	—	—	69
Regulatory dues	60	—	—	—	60
Other operating expenses	954	58	147	(129)	1,030
Total non-interest expense	10,000	2,291	893	(269)	12,915
Income (loss) before income taxes	3,959	77	(852)	—	3,184
Provision for income taxes	1,105	40	(413)	—	732
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	2,891	(2,891)	—
Net income (loss)	$2,854	$37	$2,452	$(2,891)	$2,452

Total assets at March 31, 2021	$1,414,832	$19,694	$161,463	$(162,282)	$1,433,707

Total assets at December 31, 2020	$1,315,287	$38,397	$159,811	$(158,264)	$1,355,231

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 17.Segment Reporting (Continued)

	For the Three Months Ended March 31, 2020
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(Dollars in thousands)
Interest and dividend income	$13,030	$—	$68	$(68)	$13,030
Interest expense	3,174	—	—	(68)	3,106
Net interest income	9,856	—	68	—	9,924
Provision for loan losses	1,146	—	—	—	1,146
Net interest income after provision for loan losses	8,710	—	68	—	8,778
Non-interest income:
Service charges and fees	248	—	—	—	248
Brokerage commissions	50	—	—	—	50
Late and prepayment charges	119	—	—	—	119
Gain on sale of mortgage loans	—	—	—	—	—
Loan origination	—	—	—	—	—
Gain on sale of real property	—	—	—	—	—
Other	333	—	—	(128)	205
Total non-interest income	750	—	—	(128)	622
Non-interest expense:
Compensation and benefits	4,656	—	352	—	5,008
Occupancy and equipment	2,004	—	13	—	2,017
Data processing expenses	467	—	—	—	467
Direct loan expenses	212	—	—	—	212
Insurance and surety bond premiums	121	—	—	—	121
Office supplies, telephone and postage	316	—	—	—	316
Professional fees	1,277	—	350	—	1,627
Marketing and promotional expenses	234	—	—	—	234
Directors fees	69	—	—	—	69
Regulatory dues	46	—	—	—	46
Other operating expenses	692	—	141	(128)	705
Total non-interest expense	10,094	—	856	(128)	10,822
Loss before income taxes	(634)	—	(788)	—	(1,422)
Benefit for income taxes	(58)	—	(151)	—	(209)
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	(576)	576	—
Net income (loss)	$(576)	$—	$(1,213)	$576	$(1,213)

Note 18.Subsequent Events

In a privately negotiated transaction, the Company sold 348,739 shares of the Company’s treasury stock to Banc of America Strategic Investments Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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
•

the Company’s ability to successfully integrate into its operations, Mortgage World and any assets, liabilities, customers, systems and management personnel the Company may acquire and management’s ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors” filed with the SEC on March 29, 2021.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements except as may be required by applicable law or regulation.

Employees and Human Capital Resources

As of March 31, 2021, the Company had 236 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believe its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitor salaries in its market area.

The Company encourages and supports the growth and development of its employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and educational reimbursement programs.

A significant focus of the Company is the health and well-being, physical and financial, of staff. Recognizing the increasing stress levels of the staff understandably resulting from personal health concerns, the demise of friends, relatives and co-workers, childcare pressures amid telecommuting and increasing costs of food and supplies, to name a few. The Company paid every staff member regardless of work status, provided recurring town hall and mental health sessions, instituted additional compensation for branch personnel, subsidized branch personnel commuting using non-public transportation, facilitated paid-time-off for childcare and ensured staff suffering from the COVID-19 pandemic symptoms had ample paid-time-off. To ensure the proper enforcement of safe distancing rules, the Company retained security guards at all branches, in many cases multiple guards.

Non-GAAP Financial Measures

The following discussion contains a certain non-GAAP financial measure in addition to results presented in accordance with GAAP. The non-GAAP measure is intended to provide the reader with additional supplemental perspective on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. The Company’s non-GAAP measures may not be comparable to similar non-GAAP information which may be presented by other companies. In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular year. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.

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

The table below includes references to the Company's net income and earnings per share for the three months ended March 31, 2021 before gain on sale of real property. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income amount and earnings per share reflect adjustments of the non-recurring gain on sale of real property, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income and earnings per share is provided below.

Non-GAAP Reconciliation – Net Income before Gain on Sale of Real Property (Unaudited)

Three Months Ended
March 31, 2021
(Dollars in thousands, except per share data)
Net income (loss) - GAAP	$2,452
Gain on sale of real property	(663)
Income tax benefit	139
Net income - non-GAAP	$1,928

Earnings per common share (GAAP) (1)	$0.15

Earnings per common share (non-GAAP) (1)	$0.12
(1)

Basic earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of shares outstanding for the three months ending March 31, 2021 (16,548,196 shares). The assumed exercise of outstanding stock options and vesting of restricted stock units were included in computing the non-GAAP diluted earnings per share and do not result in material dilution.

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the SBA received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP is scheduled to end on May 31, 2021, unless extended by further legislation. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 1,992 PPP loans, of which 1,708 loans totaling $132.5 million were outstanding at March 31, 2021. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The average authorized loan size is $78,000 and the median authorized loan size is $16,000. We have estimated that approximately 16,208 jobs have been positively impacted. The Bank, both an MDI and a CDFI, originated 1,992 PPP loans in the amount of $144.6 million significantly exceeding the reported average MDI/CDFI performance.

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

Through March 31, 2021, 406 loans aggregating $376.1 million had received forbearance primarily consisting of the deferral of principal, interest, and escrow payments for at least a period of three months. Of those 406 loans, 337 loans aggregating $303.6 million are no longer in deferment and continue performing pursuant to their terms and 69 loans in the amount of $72.4 million remained in deferment and are in renewed forbearance. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

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

Factors Affecting the Comparability of Results

Purchase of Real Property. On January 22, 2021, the Bank completed the purchase of property located at 135-12/14 Northern Boulevard, Flushing, New York through a qualified intermediary in an IRS Code 1031 like-kind exchange related to the previously disclosed sale of real property on July 27, 2020 that was owned by the Bank. The purchase price of the property was $3.6 million.

Sale of Real Property. On February 11, 2021, PFS Service Corp. (“PFS”), a service company subsidiary of the Bank, completed the sale of real property that was owned by PFS, located at 3821 Bergenline Avenue, Union City, New Jersey (the “Real Property”). The purchase price of the Real Property was $2.4 million. Concurrent with the sale of the Real Property, the Bank and the purchaser entered into an initial fifteen-year lease agreement whereby the Bank will lease back the Real Property at an initial base annual rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option.

Vision 2025 Evolves

The Company is now in the later stages of its multi-pronged effort to upgrade its infrastructure, adopt electronic banking services and restructure its retail business model. Dubbed internally “Vision 2020,” the effort has had significant beneficial results, continues to involve significant investments and has served to ameliorate the otherwise detrimental effects of the COVID-19 pandemic.

As part of Vision 2020, the Company partnered with Sales Force to deploy applications throughout the organization, including retail services, lending processes, back-office operations, digital banking and loan underwriting. Although the full implementation of the applications, dubbed internally as “GPS, a Guided Path to Success,” has been somewhat delayed due to the COVID-19 pandemic, phase 1 is operational throughout the Bank. The remaining phases are expected to be implemented by year end 2021.

The infrastructure upgrade has focused primarily on implementing technology, cybersecurity and network progression while establishing a Virtual Private Network (“VPN”). Centered largely on the Bank and its core processor, to date the infrastructure upgrade has resulted in relocating and migrating network and in-house servers, replacing outdated PCs, enhancing internet capabilities, purchasing and deploying VPN-enabled laptops to a significant majority of the Bank’s personnel and the redeployment of disaster recovery capabilities. The infrastructure upgrade is now focused on Mortgage World’s operations. The Company has achieved certain manpower-related cost savings and enabled the uninterrupted continuity of operations by its staff working remotely during the COVID-19 pandemic and the virtual emptying of its operations and headquarters premises using its newly deployed disaster recovery capabilities. The infrastructure upgrade has added resiliency, capacity and redundancies to the Company’s technology structures and will enhance the capability of the Company to increase its flexibility with alternate locations of personnel.

The Company has adopted over 48 new electronic banking services, products and applications since late 2018. These services range from on-line banking, mobile banking, bill pay, positive pay, remote deposit capture, cash management services, e-statements, data storage and management, ACH services, electronic document storage, a paperless environment, dual-language telephone banking service and VoIP telecommunications with an automation-based, dual-language Customer Contact Center. These services have not only enabled the Company to continue serving its customers as they, and the Company, switched to remote work environments; the services have served to increase the product penetration and deepening relationships with customers.

The Company has also added to its social media capabilities and has begun to use them in coordination with new targeted marketing campaigns now enabled by GPS and its Marketing Cloud platform. The combination of social media and targeted marketing campaigns has been particularly effective with PPP loan originations using many partnerships established with non-profit groups and community-based organizations.  Such efforts enabled the Company to more than triple the number of second round PPP loan applications compared to the first round, and has resulted in significant growth in retail deposits and new relationships.

In 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain Technologies, Inc. The product, Grain, is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. Under the terms of its agreement with Grain, the Bank is the lender and depository for Grain-originated microloans and, where applicable, security deposits, to consumers, with credit lines currently up to $1,000. Grain services the loans and is responsible for maintaining compliance with the Bank’s origination and servicing standards. To the extent such standards are not maintained, Grain is responsible for any related losses. The Company, pursuant to its partnership with Grain, has originated 63,712 consumer loans with balances totaling $35.9 million and 15,885 deposit accounts totaling $3.3 million at March 31, 2021. The Company is seeking to provide additional digital banking services to these customers and to extend Grain to its retail facilities. The Company is an investor in Grain and is integrating Grain and GPS.

The Company is also in the final stages of deploying a Fintech-based small business automated lending technology in partnership with LendingFront Technologies, Inc. The technology is a mobile application that digitizes the lending workflow from pre-approval to servicing and enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The application has full loan origination and servicing capabilities and is integrated with Sales Force. All Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic. The Company is seeking to establish loan origination partnerships with non-profit and community-based organizations to ensure penetration in underserved and underbanked markets.

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on broker deposits. As of March 31, 2021, the Company had $14.5 million in such deposits. The recent regulatory easing of broker deposit rules may enable the Company to classify such deposits as core deposits.

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

The Company anticipates renovating most, if not all of its branches over the next 18 months, at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The project to fully renovate our Flatlands branch was completed in late November 2020 on time and within the original budget of $356,000 despite modifications made to the original design and construction process related to the COVID-19 pandemic. Bidding to renovate the Bank’s Riverdale branch into a new flagship recapturing space that had previously been subleased is complete and the project has been awarded for a contract cost of $1.5 million. Construction commenced on this project on March 1, 2021 and has a target completion date of early in the third quarter of 2021. A bid has also been accepted for renovation of the Astoria banking branch. The awarded contract is $315,000 and construction is scheduled to start in May 2021 with a completion target date of mid-June 2021. Architectural drawings have begun for the Smith Street, Brooklyn, Union City, NJ, and Southern Boulevard, Bronx, banking branches with completion target dates within the next 18 months. Bidding for these three locations is targeted for the end of second quarter of 2021. The Company expects to incorporate into its retail branches Mortgage World loan origination personnel and is contemplating creating kiosk branches in certain of Mortgage World’s current locations while creating a full service branch at the site of a Mortgage World mortgage office located in Flushing, Queens, New York. The Mortgage World office located in Flushing, Queens has been purchased using IRS code section 1031 provisions, thus expanding the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

Vision 2020 already has had a transformational effect on the Company. Since its inception in late 2018 as the Company was reaching $1.06 billion in assets, $918.5 million in loans, $809.8 million in deposits, $2.7 million net income and $0.15 in earnings per share for the year 2018, the Company has grown to a $1.43 billion in assets, $1.23 billion in loans and $1.14 billion in deposits at March 31, 2021, $2.5 million in net income and $0.15 in earnings per share for the quarter ending March 31, 2021, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, meeting the challenges of the COVID-19 pandemic, partnering with Fintech companies and assisting its communities with over 3,300 requests for PPP loans totaling approximately $198.5 million. Now, the Company is poised to enhance its presence, locally and nationally, as a leading MDI/CDFI financial holding company. As the Company’s application for available funding from the CDFI Fund is being considered and as it prepares its application to the U.S. Treasury for its fair share of funding under the Emergency Capital Investment Program, the Company is cementing its Vision 2025, its roadmap to acquiring the resources needed to lead efforts to remediate the disparate effects of the COVID-19 pandemic, and the wealth and financial gaps present, in its communities and similar communities outside the New York City metropolitan area. The Company traces its roots to the foundation in 1960 of the Ponce De Leon Federal Savings and Loan Association by Latino leaders concerned that the Bronx and its Latino population were being abandoned. True to its roots, the Company remains committed to ensure that the disparate effects of the COVID-19 pandemic, and the wealth and financial gaps present, in minority communities are addressed in earnest.

The following table presents as of March 31, 2021, the Company’s PPP loans approved by the SBA due to the COVID-19 pandemic:

			Aggregate	Median	Average	No. of
		Number	Amount	Amount	Amount	Jobs
State	Counties	of Loans	of Loans	of Loans	of Loans	Affected
		(Dollars in Thousands)
New York	Kings	214	$46,394	$19	$217	4,106
	Bronx	402	22,965	11	57	3,314
	Queens	428	24,916	21	58	2,927
	New York	302	17,704	15	59	2,447
	Nassau	91	6,432	16	71	847
	Westchester	56	2,021	14	36	273
	Suffolk	28	877	16	31	138
	Richmond	17	704	16	41	140
	Albany	1	129	129	129	11
	Rockland	4	101	15	25	13
	Dutchess	5	545	21	109	26
	Sullivan	2	22	11	11	2
	Orange	1	10	10	10	3
	Putnam	1	8	8	8	6
	Ulster	4	73	13	18	13
	Greene	1	20	20	20	2
	Total New York	1,557	$122,921	$16	$79	14,268

New Jersey	Monmouth	10	$2,173	52	217	408
	Essex	17	1,729	21	102	392
	Hudson	30	1,599	20	53	311
	Passaic	10	1,024	23	102	238
	Union	15	776	31	52	88
	Bergen	17	895	34	53	224
	Morris	6	266	20	44	60
	Middlesex	4	25	6	6	5
	Burlington	1	21	21	21	1
	Mercer	2	69	34	35	19
	Sussex	1	12	12	12	1
	Warren	1	9	9	9	1
	Ocean	2	22	11	11	3
	Total New Jersey	116	$8,620	$24	$74	1,751

Pennsylvania	Berks	1	16	16	16	1
	Pike	1	7	7	7	1
	Total Pennsylvania	2	$23	$12	$12	2

Arizona	Pima	1	$21	21	21	1
California	Los Angeles	1	164	164	164	45
Connecticut	Fairfield	4	150	16	38	13
District of Columbia	District of Columbia	1	5	5	5	1
Delaware	New Castle	1	253	253	253	26
Illinois	Cook	2	30	15	15	10
Indiana	Lake	17	$238	10	14	65
Kentucky	Jefferson	2	10	5	5	5
Nevada	Clark	1	11	11	11	7
North Carolina	Forsyth	1	27	27	27	4
Rhode Island	Providence	2	41	20	21	10
	Total	1,708	$132,514	$16	$78	16,208

Since March 31, 2021 and through May 07, 2021, the Company has received SBA approval for and has funded 1,397 PPP loans totaling $53.9 million, bringing the total PPP loans made by the Company since inception of the PPP to 3,389 loans totaling $198.5 million

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total consolidated assets increased $78.5 million, or 5.8%, to $1.43 billion at March 31, 2021 from $1.36 billion at December 31, 2020. The increase in total assets is attributable to increases in net loans receivable of $71.8 million, including $57.7 million in PPP loans, cash and cash equivalents of $18.0 million, available-for-sale securities of $13.4 million, premises and equipment, net, of $1.6 million and accrued interest receivable of $1.2 million. The increase in total assets was reduced by decreases in mortgage loans held for sale, at fair value, of $21.7 million, other assets of $5.4 million, FHLBNY stock of $369,000 and deferred taxes of $87,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $18.0 million, or 25.0%, to $90.1 million at March 31, 2021, compared to $72.1 million at December 31, 2020. The increase in cash and cash equivalents was primarily the result of increases of $109.0 million in net deposits, of which $10.9 million is related to net PPP funding, a decrease of $20.6 million of mortgage loans held for sale, at fair value, related to Mortgage World, increases of $2.4 million in proceeds from the sale of real property and $2.2 million related to advance payments by borrowers. The increase in cash and cash equivalents was offset by an increase of $72.5 million in net loans receivable, including $57.7 million in PPP loans, an $18.3 million decrease in advances of warehouse lines on credit related to Mortgage World, $14.1 million in purchases of available-for-sale securities, $8.0 million in net repayment of advances from FHLBNY, $3.7 million in purchases of premises and equipment, primarily related to the purchase of real property and $1.2 million in purchases of shares held as treasury stock.

Available-for-sale Securities. The composition of available-for-sale securities at March 31, 2021 and December 31, 2020 and the amounts maturing of each classification are summarized as follows:

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	2,978	2,988	—	—
More than five years through ten years	—	—	—	—
	2,978	2,988	—	—
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More one year through five years	2,656	2,715	2,651	2,728
More than five years through ten years	10,752	10,842	7,730	7,735
	13,408	13,557	10,381	10,463
Mortgage-Backed Securities	14,446	14,384	6,970	7,035
Total Available-for-Sale Securities	$30,832	$30,929	$17,351	$17,498

Held-to-Maturity Securities:
Mortgage-Backed Securities	1,732	1,661	1,743	1,722
Total Held-to-Maturity Securities	$1,732	$1,661	$1,743	$1,722

The $13.4 million increase in available-for-sale securities was due to $14.1 million in available-for-sale securities that were purchased during the three months ended March 31, 2021. The increase was offset primarily by principal payments of $624,000 during the three months ended March 31, 2021. No securities matured and/or were called during the three months ended March 31, 2021.

Loans. The composition of gross loans receivable at March 31, 2021 and at December 31, 2020 and the percentage (%) of each classification to total loans are summarized as follows:

	March 31, 2021		December 31, 2020		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,895	25.5%	$319,596	27.3%	$(1,701)	(0.5%)
Owner-Occupied	99,985	8.0%	98,795	8.4%	$1,190	1.2%
Multifamily residential	315,078	25.3%	307,411	26.2%	$7,667	2.5%
Nonresidential properties	215,340	17.3%	218,929	18.7%	$(3,589)	(1.6%)
Construction and land	119,339	9.6%	105,858	9.0%	$13,481	12.7%
Total mortgage loans	1,067,637	85.7%	1,050,589	89.6%	17,048	1.6%
Nonmortgage loans:
Business loans (1)	142,135	11.4%	94,947	8.1%	$47,188	49.7%
Consumer loans (2)	36,706	2.9%	26,517	2.3%	$10,189	38.4%
	178,841	14.3%	121,464	10.4%	57,377	47.2%
Total	$1,246,478	100.0%	$1,172,053	100.0%	$74,425	6.3%

(1)	As of March 31, 2021 and December 31, 2020, business loans include $132.5 million and $85.3 million, respectively, of PPP loans.
(2)	As of March 31, 2021 and December 31, 2020, consumer loans include $35.9 million and $25.5 million of loans originated by the Bank pursuant to its arrangement with Grain.

The increase in the composition of the loan portfolio was aided by $57.7 million related to PPP loans at March 31, 2021 when compared to December 31, 2020. Based on current internal loan reviews, the Company remains confident that the quality of our underwriting, our weighted average loan-to-value ratio of 56.0% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At March 31, 2021 and December 31, 2020, approximately 7.9% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Through March 31, 2021, 406 loans aggregating $376.1 million had received forbearance primarily consisting of the deferral of principal, interest, and escrow payments for periods of at least three months. Of those 406 loans, 337 loans aggregating $303.6 million are no longer in deferment and continue performing pursuant to their terms and 69 loans in the amount of $72.4 million remained in deferment and are in renewed forbearance. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies. Under the CARES Act, none of these loans are currently classified as TDR.

The following table presents the loans modified as a result of the COVID-19 pandemic through March 31, 2021:

			Weighted	Percentage
	Number	Loan	Average	of Total
	of Loans	Amount	Loan-to-Value	Modifications
	(Dollars in Thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	184	$131,289	57.6%	45.3%
Owner-Occupied	64	35,327	55.9%	15.8%
Multifamily residential	61	74,213	53.8%	15.0%
Nonresidential properties	79	92,121	48.8%	19.5%
Construction and land	7	40,978	57.9%	1.7%
Nonmortgage loans:
Business loans	6	2,058	—%	1.5%
Consumer loans	5	65	—%	1.2%
Total	406	$376,051	54.6%	100.0%

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2021 and December 31, 2020, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 75.5% and 68.3%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 381.0% and 379.8% as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Bank was within the 100% guideline for construction and land mortgage loans established by banking regulations, but exceeded the 300% guideline for investor owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.
Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at March 31, 2021 decreased $21.7 million to $13.7 million from $35.4 million at December 31, 2020.

Deposits.  The composition of deposits at March 31, 2021 and December 31, 2020 and changes in dollars and percentages are summarized as follows:

	March 31, 2021		December 31,		Increase (Decrease)
		Percent		Percent
	Amount	of Total	2020	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$242,255	21.3%	$189,855	18.5%	$52,400	27.6%
Interest-bearing deposits:
NOW/IOLA accounts	32,235	2.8%	39,296	3.8%	(7,061)	(18.0%)
Money market accounts	157,271	13.8%	136,258	13.2%	21,013	15.4%
Reciprocal deposits	137,402	12.1%	131,363	12.8%	6,039	4.6%
Savings accounts	130,211	11.4%	125,820	12.2%	4,391	3.5%
Total NOW, money market, reciprocal and savings	457,119	40.2%	432,737	42.0%	24,382	5.6%
Certificates of deposit of $250K or more	77,418	6.8%	78,435	7.6%	(1,017)	(1.3%)
Brokered certificates of deposit	86,004	7.6%	52,678	5.1%	33,326	63.3%
Listing service deposits (2)	61,133	5.4%	39,476	3.8%	21,657	54.9%
Certificates of deposit less than $250K	214,617	18.9%	236,398	23.0%	(21,781)	(9.2%)
Total certificates of deposit	439,172	38.6%	406,987	39.5%	32,185	7.9%
Total interest-bearing deposits	896,291	78.7%	839,724	81.5%	56,567	6.7%
Total deposits	$1,138,546	100.0%	$1,029,579	100.0%	$108,967	10.6%

(1)	As of March 31, 2021 and December 31, 2020, included in demand deposits are deposits related to net PPP funding.
(2)	As of March 31, 2021 and December 31, 2020, there were $28.8 million and $27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of March 31, 2021 and December 31, 2020. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ensure the Company operates within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at March 31, 2021 and December 31, 2020 of $109.3 million and $117.3 million, respectively. These borrowings are in the form of advances from the FHLBNY.

Warehouse Lines of Credit. Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At March 31, 2021 and December 31, 2020, Mortgage World utilized $11.7 million and $30.0 million, respectively, for funding of mortgage loans held for sale.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $1.7 million, or 1.0%, to $161.2 million at March 31, 2021 from $159.5 million at December 31, 2020. The $1.7 million increase in stockholders’ equity was mainly attributable to $2.5 million in net income, $352,000 related to restricted stock units and stock options, $134,000 related to the Company’s Employee Stock Ownership Plan offset by $1.2 million in stock repurchases and $107,000 related to unrealized loss on available-for-sale securities.

Results of Operations

The discussion of the Company’s results of operations for the three months ended March 31, 2021 and 2020 are presented below. Included in the results of operations of the Company for the three months ended March 31, 2021 are the results of operations of Mortgage World which was acquired on July 10, 2020. The results of operations for interim periods may not be indicative of future results.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

PDL Community Bancorp Consolidated

Overview. Net income for the three months ended March 31, 2021 was $2.5 million compared to net loss of ($1.2 million) for the three months ended March 31, 2020. Earnings per basic and diluted share was $0.15 for the three months ended March 31, 2021 compared to loss per basic and diluted share of ($0.07) for three months ended March 31, 2020.

Interest and Dividend Income.  Interest and dividend income increased $2.1 million, or 16.5%, to $15.2 million for the three months ended March 31, 2021 from $13.0 million for the three months ended March 31, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $2.1 million, or 16.8%.

Interest Expense.  Interest expense decreased $821,000, or 26.4%, to $2.3 million for the three months ended March 31, 2021 from $3.1 million for the three months ended March 31, 2020.

Net Interest Income.  Net interest income increased $3.0 million, or 29.9%, to $12.9 million for the three months ended March 31, 2021 from $9.9 million for the three months ended March 31, 2020, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

Income Tax Provision.  The Company had an income tax expenses of $732,000 for the three months ended March 31, 2021 and had an income tax benefit of ($209,000) for three months ended March 31, 2020, resulting in effective tax rates of 23.0% and 14.7%, respectively.

Segments.  The Company has two reportable segments: the Bank and Mortgage World. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the three months ended March 31, 2021 and 2020. The results of operations for Mortgage World was not included for the three months ended March 31, 2020, as Mortgage World was acquired by the Company on July 10, 2020.

	Ponce Bank				Mortgage World
	For the Three Months Ended March 31,		Increase (Decrease)		For the Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$15,027	$13,030	$1,997	15.3%	$150	$—	$150	—%
Interest expense	2,186	3,174	(988)	(31.1%)	140	—	140	—%
Net interest income	12,841	9,856	2,985	30.3%	10	—	10	—%
Provision for loan losses	686	1,146	(460)	(40.1%)	—	—	—	—%
Net interest income after provision for loan losses	12,155	8,710	3,445	39.6%	10	—	10	—%
Non-interest income	1,804	750	1,054	140.5%	2,358	—	2,358	—%
Non-interest expense	10,000	10,094	(94)	(0.9%)	2,291	—	2,291	—%
Income (loss) before income taxes	3,959	(634)	4,593	*	77	—	77	—%
Provision (benefit) for income taxes	1,105	(58)	1,163	*	40	—	40	—%
Net income (loss)	$2,854	$(576)	$3,430	*	$37	$—	$37	—%

* Represents more than 500%.

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

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,239,127	$14,925	4.88%	$975,499	$12,782	5.27%
Securities (3)	22,516	176	3.17%	18,218	83	1.83%
Other (4)	46,581	76	0.66%	38,220	165	1.73%
Total interest-earning assets	1,308,224	15,177	4.70%	1,031,937	13,030	5.07%
Non-interest-earning assets	63,951			37,467
Total assets	$1,372,175			$1,069,404
Interest-bearing liabilities:
NOW/IOLA	$33,085	$38	0.47%	$29,026	$38	0.53%
Money market	277,104	304	0.44%	160,471	618	1.54%
Savings	126,961	39	0.12%	113,710	35	0.12%
Certificates of deposit	405,980	1,219	1.22%	379,154	1,827	1.93%
Total deposits	843,130	1,600	0.77%	682,361	2,518	1.48%
Advance payments by borrowers	8,899	1	0.05%	7,980	1	0.05%
Borrowings	129,755	684	2.14%	108,640	587	2.17%
Total interest-bearing liabilities	981,784	2,285	0.94%	798,981	3,106	1.56%
Non-interest-bearing liabilities:
Non-interest-bearing demand	215,116	—		108,646	—
Other non-interest-bearing liabilities	13,754	—		2,968	—
Total non-interest-bearing liabilities	228,870	—		111,614	—
Total liabilities	1,210,654	2,285		910,595	3,106
Total equity	161,521			158,809
Total liabilities and total equity	$1,372,175		0.94%	$1,069,404		1.56%
Net interest income		$12,892			$9,924
Net interest rate spread (5)			3.76%			3.51%
Net interest-earning assets (6)	$326,440			$232,956
Net interest margin (7)			4.00%			3.87%
Average interest-earning assets to interest-bearing liabilities			133.25%			129.16%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$6,916	$(4,773)	$2,143
Securities (2)	(208)	301	93
Other	412	(501)	(89)
Total interest-earning assets	7,120	(4,973)	2,147
Interest-bearing liabilities:
NOW/IOLA	20	(20)	—
Money market	2,718	(3,032)	(314)
Savings	3	1	4
Certificates of deposit	2,276	(2,884)	(608)
Total deposits	5,017	(5,935)	(918)
Borrowings	143	(46)	97
Total interest-bearing liabilities	5,160	(5,981)	(821)
Change in net interest income	$1,960	$1,008	$2,968

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of March 31, 2021, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$47,318	(7.74%)
+300	48,888	(4.68%)
+200	50,095	(2.33%)
+100	50,933	(0.69%)
Level	51,289	—%
-100	50,316	(1.90%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At March 31, 2021, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At March 31, 2021, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$153,943	$(19,157)	(11.07%)	11.39%	(1,107)
+300	160,540	(12,560)	(7.26%)	11.68%	(726)
+200	166,189	(6,911)	(3.99%)	11.89%	(399)
+100	170,914	(2,186)	(1.26%)	12.02%	(126)
Level	173,100	—	—%	11.98%	—
-100	184,496	11,396	6.58%	12.56%	658

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At March 31, 2021, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The Federal Reserve Board decreased the targeted federal funds interest rate by an aggregate of 225 basis points during the second half of 2019 and the first quarter of 2020. The 2020 rate cuts were in response to unprecedented market turmoil as a result of the onset of the COVID-19 pandemic. The Federal Reserve Board has stated that its federal funds interest rate policy will remain accommodative at least through 2023. The Company cannot make any representation as to whether, or how many times, the Federal Reserve Board will decrease or increase the targeted federal funds rate in the future.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at March 31, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2021
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$76,571	$76,571	$76,571	$76,571	$76,571	$76,571	$76,571	$13,551	$90,122
Securities (1)	2,055	3,969	9,020	12,139	28,887	32,661	32,661	—	32,661
Placements with banks	2,739	2,739	2,739	2,739	2,739	2,739	2,739	—	2,739
Net loans (includes LHFS)	177,106	299,460	453,893	711,739	1,205,374	1,249,140	1,249,140	(4,957)	1,244,183
FHLBNY stock	6,061	6,057	6,057	6,057	6,057	6,057	6,057	—	6,057
Other assets	—	—	—	—	—	—	—	57,945	57,945
Total	$264,532	$388,796	$548,280	$809,245	$1,319,628	$1,367,168	$1,367,168	$66,539	$1,433,707
Liabilities:
Non-maturity deposits	$13,478	$46,978	$197,731	$261,323	$412,277	$480,668	$480,668	$218,706	$699,374
Certificates of deposit	76,592	142,725	250,184	321,507	435,172	439,172	439,172	—	439,172
Other liabilities	—	15,340	28,220	121,595	121,595	121,595	121,595	12,362	133,957
Total liabilities	90,070	205,043	476,135	704,425	969,044	1,041,435	1,041,435	231,068	1,272,503
Capital	—	—	—	—	—	—	—	161,204	161,204
Total liabilities and capital	$90,070	$205,043	$476,135	$704,425	$969,044	$1,041,435	$1,041,435	$392,272	$1,433,707
Asset/liability gap	$174,462	$183,753	$72,145	$104,820	$350,584	$325,733	$325,733
Gap/assets ratio	293.70%	189.62%	115.15%	114.88%	136.18%	131.28%	131.28%

(1)	Includes available-for-sale securities and held-to-maturity securities.

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at December 31, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2020
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$72,078	$72,078	$72,078	$72,078	$72,078	$72,078	$72,078	$—	$72,078
Securities (1)	802	1,514	6,183	7,865	10,883	19,094	19,094	147	19,241
Placement with banks	2,739	2,739	2,739	2,739	2,739	2,739	2,739	—	2,739
Net loans (includes LHFS)	182,337	273,469	451,205	710,938	1,147,028	1,195,099	1,195,099	(1,053)	1,194,046
FHLBNY stock	6,426	6,426	6,426	6,426	6,426	6,426	6,426	—	6,426
Other assets	—	—	—	—	—	—	—	60,701	60,701
Total	$264,382	$356,226	$538,631	$800,046	$1,239,154	$1,295,436	$1,295,436	$59,795	$1,355,231
Liabilities:
Non-maturity deposits	$16,445	$30,887	$59,771	$117,545	$256,222	$449,570	$449,570	$173,022	$622,592
Certificates of deposit	103,737	168,744	271,229	353,272	402,987	406,987	406,987	—	406,987
Other liabilities	8,000	8,000	8,000	120,324	148,699	148,699	148,699	17,409	166,108
Total liabilities	128,182	207,631	339,000	591,141	807,908	1,005,256	1,005,256	190,431	1,195,687
Capital	—	—	—	—	—	—	—	159,544	159,544
Total liabilities and capital	$128,182	$207,631	$339,000	$591,141	$807,908	$1,005,256	$1,005,256	$349,975	$1,355,231
Asset/liability gap	$136,200	$148,595	$199,631	$208,905	$431,246	$290,180	$290,180
Gap/assets ratio	206.26%	171.57%	158.89%	135.34%	153.38%	128.87%	128.87%

(1)	Includes available-for-sale securities and held-to-maturity securities.

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

Ponce Bank Segment

Results of Operations for the Three Months Ended March 31, 2021 and 2020.

Net Income.  Ponce Bank net income was $2.9 million for the three months ended March 31, 2021 compared to net loss of ($576,000) for the three months ended March 31, 2020.

Interest Income.  Interest and dividend income increased $2.0 million, or 15.3%, to $15.0 million for the three months ended March 31, 2021 from $13.0 million for the three months ended March 31, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $2.0 million, or 15.6% year over year.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,136	$5,005	$131	2.6%
Multifamily residential	3,507	3,057	450	14.7%
Nonresidential properties	2,412	2,457	(45)	(1.8%)
Construction and land	1,891	2,083	(192)	(9.2%)
Business loans	905	153	752	491.5%
Consumer loans	924	27	897	*
Total interest income on loans receivable	$14,775	$12,782	$1,993	15.6%

Interest Expense.  Interest expense decreased $988,000, or 31.1%, to $2.2 million for the three months ended March 31, 2021 from $3.2 million for the three months ended March 31, 2020.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,219	$1,827	$(608)	(33.3%)
Money market	308	648	(340)	(52.5%)
Savings	39	35	4	11.4%
NOW/IOLA	38	38	—	0.0%
Advance payments by borrowers	1	1	—	—%
Borrowings	581	625	(44)	(7.0%)
Total interest expense	$2,186	$3,174	$(988)	(31.1%)

Net Interest Income.  Net interest income increased $3.0 million, or 30.3%, to $12.8 million for the three months ended March 31, 2021 from $9.9 million for the three months ended March 31, 2020, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended March 31, 2021 of $686,000 compared to $1.1 million for the three months ended March 31, 2020. The Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicated that it would likely be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

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

Non-interest Income.  Non-interest income increased $1.1 million, or 140.5%, to $1.8 million for the three months ended March 31, 2021 from $750,000 for the three months ended March 31, 2020. The increase in non-interest income was primarily due to a $663,000 gain, net of expenses, from sale of real property.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$329	$248	$81	32.7%
Brokerage commissions	—	50	(50)	(100.0%)
Late and prepayment charges	244	119	125	105.0%
Gain on sale of real property	663	—	663	100.0%
Other	568	333	235	70.6%
Total non-interest income	$1,804	$750	$1,054	140.5%

Non-interest Expense.  Non-interest expense decreased $94,000, or 0.9%, to $10.0 million for the three months ended March 31, 2021 from $10.1 for the three months ended March 31, 2020. Included in non-interest expense for the three months ended March 31, 2021 was $479,000 of expenses incurred as a result of the COVID-19 pandemic.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,072	$4,656	$(584)	(12.5%)
Occupancy and equipment	2,498	2,004	494	24.7%
Data processing expenses	581	467	114	24.4%
Direct loan expenses	462	212	250	117.9%
Insurance and surety bond premiums	146	121	25	20.7%
Office supplies, telephone and postage	352	316	36	11.4%
Professional fees	777	1,277	(500)	(39.2%)
Marketing and promotional expenses	29	234	(205)	(87.6%)
Directors fees	69	69	—	—%
Regulatory dues	60	46	14	30.4%
Other operating expenses	954	692	262	37.9%
Total non-interest expense	$10,000	$10,094	$(94)	(0.9%)

Mortgage World Segment

Total Assets. Mortgage World’s total assets decreased $18.7 million, or 48.7%, to $19.7 million at March 31, 2021 from $38.4 million at December 31, 2020. The decrease in Mortgage World’s total assets was primarily due to decreases in mortgage loans held for sale, at fair value, of $20.6 million and other assets of $1.6 million, offset by an increase in cash and cash equivalents of $3.4 million.

Results of Operations for the Three Months Ended March 31, 2021.

The Company acquired 100% of the common stock of Mortgage World as of July 10, 2020. The results of operations of Mortgage World for the three months ended March 31, 2020 are not included for comparison purposes.

Net Income.  Mortgage World had net income of $37,000 for the three months ended March 31, 2021.

Non-interest Income.  Non-interest income was $2.4 million for the three months ended March 31, 2021.

The following table presents non-interest income for the period indicated:

For the Three Months Ended March 31,
2021
(Dollars in thousands)
Brokerage commissions	$223
Gain on sale of mortgage loans	1,508
Loan origination	539
Other	88
Total non-interest income	$2,358

Non-interest Expense.  Non-interest expense was $2.3 million for the three months ended March 31, 2021.

The following table presents non-interest expense for the period indicated:

For the Three Months Ended March 31,
2021
(Dollars in thousands)
Compensation and benefits	$1,241
Occupancy and equipment	122
Data processing	13
Direct loan expense	547
Office supplies, telephone and postage	57
Professional fees	244
Marketing and promotional expenses	9
Other operating expenses	58
Total non-interest expense	$2,291

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At March 31, 2021 and December 31, 2020, the Bank had $109.3 million and $117.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $61.5 million. At March 31, 2021 and December 31, 2020, there was eligible collateral of approximately $358.6 million and $336.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at March 31, 2021 and December 31, 2020. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of March 31, 2021 and December 31, 2020.

Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans. As of March 31, 2021, the maximum credit line of $25.0 million, of which $11.7 million was utilized, with $13.3 million remaining unused. As of December 31, 2020, the maximum credit line of $34.9 million, of which $30.0 million was utilized, with $4.9 million remaining unused.

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

Net cash provided by operating activities was $22.6 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations and purchases of new securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(86.1 million) and $(18.5 million) for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts, advances, and repurchase of treasury stock, was $81.5 million and $93.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

At March 31, 2021 and December 31, 2020, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at March 31, 2021 and December 31, 2020. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At March 31, 2021 and December 31, 2020, the Company had outstanding commitments to originate loans and extend credit of $164.3 million and $151.3 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $250.4 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended March 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At March 31, 2021, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”) filed with the SEC on March 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	28,530	$10.17	45,250	807,052
February 1, 2021 - February 28, 2021	27,624	$10.29	72,874	779,428
March 1, 2021 - March 31, 2021	51,563	$11.58	124,437	727,865
Total	107,717	$10.88

The Company repurchased 107,717 shares of its common stock at an aggregate cost of $1.2 million during the three months ended March 31, 2021, respectively.

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

As of March 31, 2021, the Company had repurchased a total of 1,631,570 shares under the repurchase programs at a weighted average price of $13.27 per share, of which 1,444,776 were reported as treasury stock. Of the 1,631,570 shares repurchased, 186,960 shares have been used for grants awarded to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2020 and 2019. Of these 186,960 shares, 166 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock.

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

Company Name

Date: May 12, 2021	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 12, 2021	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer