Form 10-K/A
period 2020-12-31
PDL Community Bancorp
filed 2021-05-24
CIK 1703489

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of PDL Community Bancorp (the “Company” “we,” “our” or “us”) for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “2020 Annual Report”), is being filed to include in the 2020 Annual Report an updated listing of the Company’s subsidiaries as provided by Exhibit 21.1.

Pursuant to Rule 12b-15, the Company is including Item 15 of Part IV with this Amendment No. 1, solely to file the updated Exhibit 21.1 and the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. We are not including the certifications under Section 906 of the Sarbanes–Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the 2020 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 29, 2021, the filing date of the 2020 Annual Report.

i

Table of Contents

PART IV	1
Item 15. Exhibits, Financial Statement Schedules.	1

ii

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3)Exhibits

Exhibit Index

Exhibit Number	Description

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: May 24, 2021	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	May 24, 2021
Carlos P. Naudon

/s/ Frank Perez	Executive Vice President and Chief Financial Officer	May 24, 2021
Frank Perez

/s/ Steven A. Tsavaris	Executive Chairman and Director	May 24, 2021
Steven A. Tsavaris

/s/ James Demetriou	Director	May 24, 2021
James Demetriou

/s/ William Feldman	Director	May 24, 2021
William Feldman

/s/ Julio Gurman	Director	May 24, 2021
Julio Gurman

/s/ Maria Alvarez	Director	May 24, 2021
Maria Alvarez

/s/ Nick Lugo	Director	May 24, 2021
Nick Lugo

3