Form 10-Q
period 2021-06-30
PDL Community Bancorp
filed 2021-08-16
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the registrant had 17,330,942 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2021 and December 31, 2020

(Dollars in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks (Note 3):
Cash	$32,541	$26,936
Interest-bearing deposits in banks	33,551	45,142
Total cash and cash equivalents	66,092	72,078
Available-for-sale securities, at fair value (Note 4)	48,536	17,498
Held-to-maturity securities, at amortized cost (fair value – 2021 $1,671, 2020 $1,722) (Note 4)	1,720	1,743
Placements with banks	2,739	2,739
Mortgage loans held for sale, at fair value	15,308	35,406
Loans receivable, net of allowance for loan losses - 2021 $15,875; 2020 $14,870 (Note 5)	1,343,578	1,158,640
Accrued interest receivable	13,134	11,396
Premises and equipment, net (Note 6)	34,057	32,045
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	6,156	6,426
Deferred tax assets (Note 9)	5,493	4,656
Other assets	10,837	12,604
Total assets	$1,547,650	$1,355,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,236,161	$1,029,579
Accrued interest payable	55	60
Advance payments by borrowers for taxes and insurance	7,682	7,019
Advances from the FHLBNY and others (Note 8)	109,255	117,255
Warehouse lines of credit (Note 8)	13,084	29,961
Mortgage loan funding payable (Note 8)	743	1,483
Other liabilities	8,780	10,330
Total liabilities	1,375,760	1,195,687
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,327,942 shares outstanding as of June 30, 2021 and 18,463,028 shares issued and 17,125,969 shares outstanding as of December 31, 2020	185	185
Treasury stock, at cost; 1,135,086 shares as of June 30, 2021 and 1,337,059 shares as of December 31, 2020 (Note 10)	(15,069)	(18,114)
Additional paid-in-capital	85,956	85,105
Retained earnings	105,925	97,541
Accumulated other comprehensive income (Note 15)	(41)	135
Unearned compensation ─ ESOP; 506,625 shares as of June 30, 2021 and 530,751 shares as of December 31, 2020 (Note 10)	(5,066)	(5,308)
Total stockholders' equity	171,890	159,544
Total liabilities and stockholders' equity	$1,547,650	$1,355,231

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest on loans receivable	$15,603	$12,162	$30,528	$24,944
Interest on deposits due from banks	2	3	4	69
Interest and dividend on available-for-sale securities and FHLBNY stock	239	228	489	410
Total interest and dividend income	15,844	12,393	31,021	25,423
Interest expense:
Interest on certificates of deposit	1,108	1,730	2,327	3,557
Interest on other deposits	382	534	764	1,226
Interest on borrowings	622	608	1,306	1,195
Total interest expense	2,112	2,872	4,397	5,978
Net interest income	13,732	9,521	26,624	19,445
Provision for loan losses (Note 5)	586	271	1,272	1,417
Net interest income after provision for loan losses	13,146	9,250	25,352	18,028
Non-interest income:
Service charges and fees	366	145	695	393
Brokerage commissions	430	22	653	72
Late and prepayment charges	298	13	542	132
Income on sale of mortgage loans	1,288	—	2,796	—
Loan origination	971	—	1,510	—
Gain on sale of real property	4,176	—	4,839	—
Other	812	394	1,199	599
Total non-interest income	8,341	574	12,234	1,196
Non-interest expense:
Compensation and benefits	4,212	4,645	9,876	9,653
Occupancy and equipment	2,838	2,277	5,472	4,294
Data processing expenses	733	496	1,327	963
Direct loan expenses	1,151	199	2,160	411
Insurance and surety bond premiums	143	128	289	249
Office supplies, telephone and postage	467	312	876	628
Professional fees	2,902	1,336	4,164	2,963
Marketing and promotional expenses	48	145	86	379
Directors fees	69	69	138	138
Regulatory dues	120	56	180	102
Other operating expenses	958	772	1,988	1,477
Total non-interest expense	13,641	10,435	26,556	21,257
Income (loss) before income taxes	7,846	(611)	11,030	(2,033)
Provision (benefit) for income taxes (Note 9)	1,914	(40)	2,646	(249)
Net income (loss)	$5,932	$(571)	$8,384	$(1,784)
Earnings (loss) per share (Note 11):
Basic	$0.35	$(0.03)	$0.50	$(0.11)
Diluted	$0.35	$(0.03)	$0.50	$(0.11)
Weighted average shares outstanding (Note 11):
Basic	16,737,037	16,723,449	16,643,138	16,761,993
Diluted	16,773,606	16,723,449	16,661,423	16,761,993

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,932	$(571)	$8,384	$(1,784)
Net change in unrealized gains (losses) on available-for-sale securities :
Unrealized (losses) gains	(89)	50	(169)	165
Income tax (benefit) effect	20	(10)	(7)	(35)
Total other comprehensive (loss) income, net of tax	(69)	40	(176)	130

Total comprehensive income (loss)	$5,863	$(531)	$8,208	$(1,654)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2021 and 2020

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net loss	—	—	—	—	(1,213)	—	—	(1,213)
Other comprehensive income, net of tax	—	—	—	—	—	90	—	90
Treasury stock	(151,394)	—	(2,012)	—	—	—	—	(2,012)
ESOP shares committed to be released (12,063 shares)	—	—	—	3	—	—	121	124
Share-based compensation	—	—	—	352	—	—	—	352
Balance, March 31, 2020	17,299,740	$185	$(16,490)	$85,132	$92,475	$110	$(5,669)	$155,743
Net loss	—	—	—	—	(571)	—	—	(571)
Other comprehensive income, net of tax	—	—	—	—	—	40	—	40
Treasury stock	(65,449)	—	(682)	—	—	—	—	(682)
ESOP shares committed to be released (12,063 shares)	—	—	—	3	—	—	120	123
Share-based compensation	—	—	—	346	—	—	—	346
Balance, June 30, 2020	17,234,291	$185	$(17,172)	$85,481	$91,904	$150	$(5,549)	$154,999

Balance, December 31, 2020	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	2,452	—	—	2,452
Other comprehensive loss, net of tax	—	—	—	—	—	(107)	—	(107)
Treasury stock	(107,717)	—	(1,171)	—	—	—	—	(1,171)
ESOP shares committed to be released (12,063 shares)	—	—	—	13	—	—	121	134
Share-based compensation	—	—	—	352	—	—	—	352
Balance, March 31, 2021	17,018,252	$185	$(19,285)	$85,470	$99,993	$28	$(5,187)	$161,204
Net income	—	—	—	—	5,932	—	—	5,932
Other comprehensive loss, net of tax	—	—	—	—	—	(69)	—	(69)
Treasury stock	309,690	—	4,216	91	—	—	—	4,307
ESOP shares committed to be released (12,063 shares)	—	—	—	43	—	—	121	164
Share-based compensation	—	—	—	352	—	—	—	352
Balance, June 30, 2021	17,327,942	$185	$(15,069)	$85,956	$105,925	$(41)	$(5,066)	$171,890

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$8,384	$(1,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums/discounts on securities, net	25	25
Gain on sale of loans	(171)	—
Gain on sale of real property	(4,839)	—
Gain on derivatives	(283)	—
Provision for loan losses	1,272	1,417
Depreciation and amortization	1,239	1,226
ESOP compensation	330	247
Share-based compensation expense	704	698
Deferred income taxes	(873)	(640)
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	19,064	—
Increase in accrued interest receivable	(1,738)	(3,695)
Decrease (increase) in other assets	7,027	(4,203)
Decrease in accrued interest payable	(5)	(49)
Increase (decrease) in advance payments by borrowers	663	(341)
Decrease in mortgage loan funding payable	(740)	—
(Decrease) increase in other liabilities	(1,696)	3,232
Net cash provided by (used in) operating activities	28,363	(3,867)
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	947	4,109
Purchases of FHLBNY Stock	(677)	(4,796)
Purchases of available-for-sale securities	(35,237)	(9,130)
Proceeds from sale of available-for-sale securities	2,641	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	1,531	16,955
Proceeds from sales of loans	4,030	3,530
Net increase in loans	(194,013)	(121,627)
Proceeds from sale of real property	8,152	—
Purchases of premises and equipment	(6,564)	(582)
Net cash used in investing activities	(219,190)	(111,541)
Cash Flows From Financing Activities:
Net increase in deposits	206,582	154,176
Repurchase of treasury stock	(1,607)	(2,694)
Proceeds from the sale of treasury stock	4,743	—
Proceeds from advances from FHLBNY	11,500	179,130
Repayments of advances from FHLBNY	(19,500)	(166,250)
Net advances on warehouse lines of credit	(16,877)	—
Net cash provided by financing activities	184,841	164,362
Net (decrease) increase in cash and cash equivalents	(5,986)	48,954
Cash and Cash Equivalents including restricted cash:
Beginning	72,078	27,677
Ending	$66,092	$76,631
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$4,402	$6,028
Cash paid for income taxes	$2,288	$91

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The unaudited interim Consolidated Financial Statements of PDL Community Bancorp (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results for the entire year or for any other period. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries Ponce Bank (the “Bank”) and Mortgage World Bankers, Inc. (“Mortgage World”), and the Bank’s wholly-owned subsidiaries. The Bank’s subsidiaries consist of PFS Service Corp., which owns one of the Bank’s real properties, and Ponce De Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Company is a financial holding company formed on September 29, 2017 in connection with the reorganization of the Bank into a mutual holding company structure. The Company is subject to the regulation and examination by the Board of Governors of the Federal Reserve. The Company’s business is conducted through the administrative office and 18 mortgage and banking offices. The banking offices are located in New York City – the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches), Brooklyn (3 branches) and Union City (1 branch), New Jersey. The mortgage offices are located in Queens (2) and Brooklyn (1), New York and Englewood Cliffs (1) and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Risks and Uncertainties:

The novel coronavirus (“COVID-19”) pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience cases of the COVID-19 pandemic. Governments, businesses, and the public are taking unprecedented actions to contain the spread of the COVID-19 pandemic and to mitigate its effects, including vaccinations and quarantines and, to a certain extent, limitations on travel.

The financial impact of the COVID-19 pandemic is still unknown at this time. However, if the pandemic continues for a sustained period of time, it may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, loan portfolio, financial condition, and results of operations. During the six months ended June 30, 2021, the provision for loan losses amounted to $1.3 million primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has on its local economy and its loan portfolio. Therefore, there is a reasonable probability that the Company’s allowance for loan losses as of June 30, 2021 may change thereafter and could result in a material adverse change to the Company’s provision for loan losses, earnings and capital.

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

Interim Financial Statements: The interim consolidated financial statements at June 30, 2021, and for the three and six months ended June 30, 2021 and 2020 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks (including items in process of clearing). For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans originated by the Company, interest-bearing deposits in financial institutions, and deposits are reported net. Included in cash and cash equivalents are restricted cash from escrows and good faith deposits. Escrows consist of U.S. Department of Housing and Urban Development (“HUD”) upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers. Good faith deposits consist of deposits received from commercial loan customers for use in various disbursements relating to the closing of a commercial loan. Restricted cash is included in cash and cash equivalents for purposes of the consolidated statement of cash flows.

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

A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful. All nonaccrual loans are considered impaired loans.

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

Mortgage Loans Held for Sale, at Fair Value: Mortgage loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are originated by Mortgage World which the Company intends to sell on the secondary market. Mortgage loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of mortgage loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest on loans receivable on the consolidated statements of operations.

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

Additionally, to facilitate the sale of mortgage loans, Mortgage World may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of June 30, 2021, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

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

COVID-19 Pandemic and the CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of the COVID-19 pandemic. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the OCC, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks  to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain of the COVID-19 pandemic related modifications. Further, on August 3, 2020, the Federal Financial Institutions Examination Council issued a Joint Statement on Additional Loan Accommodations related to the COVID-19 pandemic, to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which are both recognized as separate components of stockholder’s equity. Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.

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

Segment Reporting: The Company’s business is conducted through two business segments: Ponce Bank, which involves the delivery of loan and deposit products to customers, and Mortgage World, which consists of mortgage underwriting and selling such mortgages to investors. Accordingly, the financial service operations of the Company are considered by management to be reported in two operating segments as more fully disclosed in Note 17.

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

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of June 30, 2021, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases 13 branches and mortgage offices and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its 13 leased branches and mortgage offices.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provides optional means and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of the reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. This update does not have a material impact on the consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Mortgage World:

Fair Value
(Dollars in thousands)
Fair value of acquisition consideration	$1,755
Assets:
Cash and cash equivalents	750
Mortgage loans held for sale, at fair value	10,549
Premises and equipment, net	302
Other assets	772
Total assets	$12,373

Liabilities:
Warehouse lines of credit	$9,135
Mortgage loans funding payable	1,237
Other liabilities	246
Total Liabilities	$10,618
Net assets	$1,755

Note 3.	Restrictions on Cash and Due from Banks

The Bank was previously required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Cash and cash equivalents include Mortgage World restricted cash which consists of escrows due to HUD for upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers and good faith deposits received from commercial loan customers relating to the closing of a commercial loan. As of June 30, 2021 and December 31, 2020, the total amount of restricted cash was $78,718 and $150,407, respectively, and these were reflected on the consolidated statements of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,979	$8	$—	$2,987
Corporate Bonds	13,410	166	(2)	13,574
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	16,119	26	(183)	15,962
FNMA Certificates	15,831	9	(58)	15,782
GNMA Certificates	223	8	—	231
Total available-for-sale securities	$48,562	$217	$(243)	$48,536

Held-to-Maturity Securities:
FHLMC Certificates	$1,720	$—	$(49)	$1,671
Total held-to-maturity securities	$1,720	$—	$(49)	$1,671

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$10,381	$95	$(13)	$10,463
Mortgage-Backed Securities:
FHLMC Certificates	3,201	—	(5)	3,196
FNMA Certificates	3,506	61	—	3,567
GNMA Certificates	263	9	—	272
Total available-for-sale securities	$17,351	$165	$(18)	$17,498

Held-to-Maturity Securities:
FHLMC Certificates	$1,743	$—	$(21)	$1,722
Total held-to-maturity securities	$1,743	$—	$(21)	$1,722

There was one security classified as held-to-maturity as of June 30, 2021 and December 31, 2020. There was one available-for-sale security in the amount of $2.6 million and no held-to-maturity securities sold during the six months ended June 30, 2021. There were no available-for-sale securities and held-to-maturity securities sold during the year ended December 31, 2020. No securities matured and/or were called during the six months ended June 30, 2021 and $17.8 million securities matured and/or were called during the year ended December 31, 2020. The Company purchased $35.2 million in available-for-sale securities during the six months ended June 30, 2021 and $13.6 million in available-for-sale securities and $1.7 million in held-to-maturity securities during the year ended December 31, 2020.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$446	$(2)	$—	$—	$446	$(2)
Mortgage-Backed
Collateralized Mortgage Obligations	11,079	(183)	—	—	11,079	(183)
FNMA Certificates	13,601	(58)	—	—	13,601	(58)
Total available-for-sale securities	$25,126	$(243)	$—	$—	$25,126	$(243)
Held-to-Maturity Securities:
FHLMC Certificates	$1,671	$(49)	$—	$—	$1,671	$(49)
Total held-to-maturity securities	$1,671	$(49)	$—	$—	$1,671	$(49)

	December 31, 2020
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$1,717	$(13)	$—	$—	$1,717	$(13)
Mortgage-Backed
FHLMC Certificates	3,196	(5)	—	—	3,196	(5)
Total available-for-sale securities	$4,913	$(18)	$—	$—	$4,913	$(18)
Held-to-Maturity Securities:
FHLMC Certificates	$1,722	$(21)	$—	$—	$1,722	$(21)
Total held-to-maturity securities	$1,722	$(21)	$—	$—	$1,722	$(21)

The Company’s investment portfolio had 16 and eight available-for-sale securities at June 30, 2021 and December 31, 2020, respectively, and one held-to-maturity security at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had seven and three available-for-sale securities, respectively, and one held-to-maturity security at June 30, 2021 and December 31, 2020 with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2021 and December 31, 2020 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at June 30, 2021 and December 31, 2020. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2021
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,979	2,987
More than five years through ten years	—	—
	2,979	2,987
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,660	2,702
More than five years through ten years	10,750	10,872
	13,410	13,574
Mortgage-Backed Securities	32,173	31,975
Total available-for-sale securities	$48,562	$48,536
Held-to-Maturity Securities:
FHLMC Certificates	$1,720	$1,671
Total held-to-maturity securities	$1,720	$1,671

	December 31, 2020
	Amortized	Fair
	Cost	Value
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

There were no securities pledged at June 30, 2021 and December 31, 2020.

The held-to-maturity securities held at June 30, 2021 and December 31, 2020 will mature on October 1, 2050.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$325,409	$319,596
Owner-Occupied	98,839	98,795
Multifamily residential	318,579	307,411
Nonresidential properties	211,181	218,929
Construction and land	125,265	105,858
Nonmortgage loans:
Business loans (1)	253,935	94,947
Consumer loans (2)	32,576	26,517
	1,365,784	1,172,053
Net deferred loan origination costs	(6,331)	1,457
Allowance for loan losses	(15,875)	(14,870)
Loans receivable, net	$1,343,578	$1,158,640

(1)

As of June 30, 2021 and December 31, 2020, business loans include $241.5 million and $85.3 million, respectively, of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

(2)

As of June 30, 2021 and December 31, 2020, consumer loans include $32.0 million and $25.5 million, respectively, related to Grain Technologies, LLC (“Grain”). Grain is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies.

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

The following tables present credit risk ratings by loan segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(Dollars in thousands)
Risk Rating:
Pass	$415,770	$308,323	$208,069	$118,615	$253,935	$32,576	$1,337,288
Special mention	510	3,917	803	6,650	—	—	11,880
Substandard	7,968	6,339	2,309	—	—	—	16,616
Total	$424,248	$318,579	$211,181	$125,265	$253,935	$32,576	$1,365,784

	December 31, 2020
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(Dollars in thousands)
Risk Rating:
Pass	$406,993	$301,015	$213,882	$88,645	$94,947	$26,517	$1,131,999
Special mention	2,333	—	—	17,213	—	—	19,546
Substandard	9,065	6,396	5,047	—	—	—	20,508
Total	$418,391	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of June 30, 2021 and December 31, 2020, is as follows:

	June 30, 2021
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$319,501	$—	$4,631	$1,277	$325,409	$2,225	$—
Owner-Occupied	96,289	—	—	2,550	98,839	3,793	—
Multifamily residential	317,624	—	—	955	318,579	955	—
Nonresidential properties	210,624	—	—	557	211,181	2,067	—
Construction and land	125,265	—	—	—	125,265	—	—
Nonmortgage loans:
Business	253,935	—	—	—	253,935	—	—
Consumer	29,378	1,570	1,250	378	32,576	—	—
Total	$1,352,616	$1,570	$5,881	$5,717	$1,365,784	$9,040	$—

	December 31, 2020
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$313,960	$2,222	$1,507	$1,907	$319,596	$3,058	$—
Owner-Occupied	95,775	1,572	348	1,100	98,795	3,250	—
Multifamily residential	305,325	1,140	—	946	307,411	946	—
Nonresidential properties	215,657	—	—	3,272	218,929	4,429	—
Construction and land	105,858	—	—	—	105,858	—	—
Nonmortgage loans:
Business	94,847	100	—	—	94,947	—	—
Consumer	25,529	497	316	175	26,517	—	—
Total	$1,156,951	$5,531	$2,171	$7,400	$1,172,053	$11,683	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of and for the three and six months ended June 30, 2021 and 2020, and as of and for the year ended December 31, 2020:

	For the Six Months Ended June 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(15)	(51)	179	(95)	136	88	1,030	1,272
Losses charged-off	—	—	—	—	—	—	(272)	(272)
Recoveries	—	—	—	—	—	5	—	5
Balance, end of period	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875
Ending balance: individually evaluated for impairment	$115	$116	$—	$50	$—	$—	$146	$427
Ending balance: collectively evaluated for impairment	3,720	1,093	5,393	2,049	1,956	347	890	15,448
Total	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875
Loans:
Ending balance: individually evaluated for impairment	$5,572	$6,224	$955	$2,822	$—	$—	$146	$15,719
Ending balance: collectively evaluated for impairment	319,837	92,615	317,624	208,359	125,265	253,935	32,430	1,350,065
Total	$325,409	$98,839	$318,579	$211,181	$125,265	$253,935	$32,576	$1,365,784

	For the Three Months Ended June 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period

Allowance for loan losses:
Balance, beginning of period	$3,844	$1,274	$5,440	$2,184	$1,927	$246	$593	$15,508
Provision charged to expense	(9)	(65)	(47)	(85)	29	98	665	586
Losses charged-off	—	—	—	—	—	—	(222)	(222)
Recoveries	—	—	—	—	—	3	—	3
Balance, end of period	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the six months ended June 30, 2021 and 2020 and as of and for the year ended December 31, 2020:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$12,640	$9,553	$2,243	$11,796	$231	$12,200	$120
Multifamily residential	945	955	—	955	—	611	—
Nonresidential properties	3,275	2,446	376	2,822	50	4,897	15
Construction and land	—	—	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—	—	—
Consumer	146	—	146	146	146	24	—
Total	$17,006	$12,954	$2,765	$15,719	$427	$17,732	$135

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$12,514	$8,566	$3,033	$11,599	$292	$12,337	$115
Multifamily residential	—	—	—	—	—	4	—
Nonresidential properties	6,090	5,403	372	5,775	38	4,923	30
Construction and land	—	—	—	—	—	1,019	—
Nonmortgage loans:
Business	—	—	—	—	—	81	—
Consumer	—	—	—	—	—	1	—
Total	$18,604	$13,969	$3,405	$17,374	$330	$18,365	$145

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$14,118	$10,613	$2,609	$13,222	$252	$12,306	$321
Multifamily residential	946	946	—	946	—	231	34
Nonresidential properties	5,632	4,813	371	5,184	40	5,339	33
Construction and land	—	—	—	—	—	405	—
Nonmortgage loans:
Business	—	—	—	—	—	8	—
Consumer	—	—	—	—	—	—	—
Total	$20,696	$16,372	$2,980	$19,352	$292	$18,289	$388

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the six months ended June 30, 2021, and for the year ended December 31, 2020, there were no loans restructured as a troubled debt restructuring.

At June 30, 2021 and December 31, 2020, there were 32 troubled debt restructured loans totaling $9.7 million of which $6.6 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $427,396 and $291,558 at June 30, 2021 and December 31, 2020, respectively.

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

Mortgage Loans Held for Sale at Fair Value

At June 30, 2021 and at December 31, 2020, 27 loans and 70 loans related to Mortgage World in the amount of $15.3 million and $34.4 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. At December 31, 2020, there was one loan in the amount of $1.0 million held for sale related to the Bank. Refer to Note 13 Fair Value for additional information.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6.Premises and Equipment

Premises and equipment at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Land	$3,283	$3,897
Buildings and improvements	19,924	17,119
Leasehold improvements	24,166	26,104
Furniture, fixtures and equipment	9,818	9,184
	57,191	56,304
Less: accumulated depreciation and amortization	(23,134)	(24,259)
Total premises and equipment	$34,057	$32,045

Depreciation and amortization expense amounted to $636,424 and $624,684 for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million for both the six months ended June 30, 2021 and 2020, and are included in occupancy and equipment in the accompanying consolidated statements of operations. Compared to December 31, 2020, buildings and improvements increased by $2.8 million to $19.9 million as a result of $3.2 million related to a new building and $1.9 million of new improvements offset by $2.3 million as a result of sale of real property. Furniture, fixtures and equipment increased by $634,000 to $9.8 million primarily as a result of renovations of premises. Leasehold improvements decreased by $1.9 million to $24.2 million due to the sale of real property. Land decreased by $614,000 to $3.3 million as a result of sale of real property.

Note 7.	Deposits

Deposits at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Demand (1)	$320,404	$189,855
Interest-bearing deposits:
NOW/IOLA accounts	28,996	39,296
Money market accounts	172,925	136,258
Reciprocal deposits	151,443	131,363
Savings accounts	130,430	125,820
Total NOW, money market, reciprocal and savings	483,794	432,737
Certificates of deposit of $250K or more	74,941	78,435
Brokered certificates of deposits (2)	83,506	52,678
Listing service deposits (2)	66,518	39,476
Certificates of deposit less than $250K	206,998	236,398
Total certificates of deposit	431,963	406,987
Total interest-bearing deposits	915,757	839,724
Total deposits	$1,236,161	$1,029,579
(1)	As of June 30, 2021 and December 31, 2020, included in demand deposits are deposits related to net PPP funding.
(2)

As of June 30, 2021 and December 31, 2020, there were $28.9 million and $27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7.Deposits (Continued)

At June 30, 2021 scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2022	$246,877
2023	52,939
2024	30,869
2025	41,509
2026	55,769
Thereafter	4,000
$431,963

Overdrawn deposit accounts that have been reclassified to loans amounted to $126,941 and $101,715 as of June 30, 2021 and December 31, 2020, respectively.
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

The Bank had $109.3 million of outstanding term advances from the FHLBNY at both June 30, 2021 and December 31, 2020. The Bank repaid $8.0 million in advances from FHLBNY during the six months ended June 30, 2021. Additionally, the Bank had an unsecured line of credit in the amount of $25.0 million with a correspondent bank at both June 30, 2021 and December 31, 2020, none of which was outstanding as of such dates. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $31.5 million and $61.5 million at June 30, 2021 and at December 31, 2020, respectively.

Borrowed funds at June 30, 2021 and December 31, 2020 consist of the following and are summarized by maturity and call date below:

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

Interest expense on FHLBNY term advances totaled $543,671 and $605,330 for the three months ended June 30, 2021 and 2020, and $1.1 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. Interest expense on FHLBNY overnight advances totaled $6,142 and $3,433 for the three months ended June 30, 2021 and 2020, and $218,253 and $8,676 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Bank had eligible collateral of approximately $363.2 million and $336.8 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8.Borrowings (Continued)

Warehouse Lines of Credit:  Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit are repaid with proceeds from the sale of the mortgage loans. The lines are secured by the assets collaterizing underlying mortgages. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios for Mortgage World. As of June 30, 2021 and December 31, 2020, Mortgage World was in full compliance with all financial covenants.

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate at June 30, 2021 was 3.40% and the effective rate as of December 31, 2020 was 3.39%. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or Mortgage World.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded. The effective rate at June 30, 2021 was 3.15% and the effective rate as of December 31, 2020 was 3.14%. The warehouse line of credit was renewed for a period of one year and will expire on June 30, 2022.

Total interest expense on warehouse lines of credit totaled $71,916 and $211,789 for the three and six months ended June 30, 2021, respectively.

	June 30, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(Dollars in thousands)
Warehouse Line of Credit #1	$15,000	$5,527	$9,473
Warehouse Line of Credit #2	5,000	1,389	3,611
Total	$20,000	$6,916	$13,084

	December 31, 2020
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(Dollars in thousands)
Warehouse Line of Credit #1	$29,900	$2,171	$27,729
Warehouse Line of Credit #2	5,000	2,768	2,232
Total	$34,900	$4,939	$29,961

Mortgage Loan Funding Payable:  Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At June 30, 2021 and December 31, 2020, the balance of mortgage loan funding payable was $742,500 and $1.5 million, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9.	Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 30, 2021 and 2020 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Federal:
Current	$2,496	$119	$3,056	$277
Deferred	(969)	(93)	(933)	(369)
	1,527	26	2,123	(92)
State and local:
Current	323	56	391	114
Deferred	391	(566)	701	(1,256)
	714	(510)	1,092	(1,142)
Valuation allowance	(327)	444	(569)	985
Provision (benefit) for income taxes	$1,914	$(40)	$2,646	$(249)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and six months ended June 30, 2021 and 2020, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Income tax, at federal rate	$1,646	$(128)	$2,316	$(427)
State and local tax, net of federal taxes	564	(402)	863	(902)
Valuation allowance, net of the federal benefit	(327)	444	(569)	985
Other	31	46	36	95
	$1,914	$(40)	$2,646	$(249)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance decreased by $569,000 for the six months ended June 30, 2021 and increased by $985,000 for the six months ended June 30, 2020.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Company did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At June 30, 2021, the Company had no federal NOLs carryforwards.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $572,000 for New York State purposes and $528,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $30.6 million for New York State purposes and $13.8 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At June 30, 2021, the Bank had no New Jersey NOLs carryforwards.

At June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2017.

On March 27, 2020, the CARES Act was signed to help individuals and businesses that have been negatively impacted by the COVID-19 pandemic. Among other provisions, the CARES Act allows NOLs, which were modified with the Tax Cuts and Jobs Act of 2017, to be carried back five years. It also modifies the useful lives of qualified leasehold improvements, relaxing the excess loss limitations on pass-through and increasing the interest expense limitation. The Company does not expect the CARES Act to have a material tax impact on the Company's consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2021 and December 31, 2020 are presented below:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$5,173	$4,846
Deferred loan fees	2,063	—
Interest on nonaccrual loans	243	792
Unrealized loss on available-for-sale securities	11	—
Amortization of intangible assets	60	70
Deferred rent payable	127	120
Depreciation of premises and equipment	—	79
Net operating losses	3,004	3,990
Charitable contribution carryforward	854	1,366
Compensation and benefits	636	326
Other	171	78
Total gross deferred tax assets	12,342	11,667
Deferred tax liabilities:
Depreciation of premises and equipment	908	—
Deferred loan fees	—	475
Unrealized gain on available-for-sale securities	—	25
Other	38	39
Total gross deferred tax liabilities	946	539
Valuation allowance	5,903	6,472
Net deferred tax assets	$5,493	$4,656

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Compensation and Benefit Plans

401(k) Provisions:

Prior to January 1, 2021, the Company provided a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contribution of 3%. The 401(k) expenses recorded in the consolidated statements of operations amounted to $96,052 and $103,328 for the three months ended June 30, 2021 and 2020, and $182,607 and $370,395 for the six months ended June 30, 2021 and 2020, respectively.

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

A summary of the ESOP shares as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Shares committed-to-be released	24,126	48,250
Shares allocated to participants	173,027	129,270
Unallocated shares	506,625	530,751
Total	703,778	708,271
Fair value of unallocated shares	$6,920	$5,578

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $173,333 and $131,348 for the three months ended June 30, 2021 and 2020, and $330,186 and $287,515 for the six months ended June 30, 2021 and 2020 respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive officer. The SERP expense recognized for both the three months ended June 30, 2021 and 2020 was $15,125 and was $30,250 for both the six months ended June 30, 2021 and 2020.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of June 30, 2021 and December 31, 2020, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476 for both periods. As of June 30, 2021 and December 31, 2020, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 63,159 as of June 30, 2021 and December 31, 2020, but would eliminate the availability of stock options and SARs available for award.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s restricted stock unit awards activity and related information for the three and six months ended June 30, 2021 and year ended December 31, 2020 are as follows:

	June 30, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	335,919	$12.66
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31	335,919	12.66
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at June 30	335,919	$12.66

	December 31, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	15,000	10.05
Forfeited	(3,000)	12.77
Vested	(96,825)	12.77
Non-vested at December 31	335,919	$12.66

Compensation expense related to restricted stock units was $318,265 and $313,899 for the three months ended June 30, 2021 and 2020, respectively and was $636,529 and $637,519 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total remaining unrecognized compensation cost related to restricted stock units was $3.5 million, which is expected to be recognized over the next 26 quarters.

A summary of the Company’s stock option awards activity and related information for the three and six months ended June 30, 2021 and year ended December 31, 2020 are as follows:

	June 30, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31	203,766	12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30 (1)	203,766	$12.02
Exercisable at June 30 (1)	63,938	$12.29

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
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $325,125 for outstanding options and $87,625 for exercisable options at June 30, 2021 and was $0 for outstanding options and $0 for exercisable options December 31, 2020.

The weighted-average exercise price for the options as of June 30, 2021 was $12.02 per share and the weighted average remaining contractual life is 7.3 years. The weighted average period over which compensation expenses are expected to be recognized as of June 30, 2021 is 4.2 years. There were 63,938 shares and 55,938 shares exercisable as of June 30, 2021 and December 31, 2020, respectively. Total compensation cost related to stock options recognized was $33,088 and $31,470 for the three months ended June 30, 2021 and 2020, respectively and $66,176 and $60,183 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total remaining unrecognized compensation cost related to unvested stock options was $419,575, which is expected to be recognized over the next 26 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2021	2020
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	38.51%	38.51%
Risk-free interest rate	0.48%	0.48%
Weighted average grant date fair value	$3.77	$3.77

The expected volatility is based on the Company’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was authorized to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was authorized to repurchase up to 878,835 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s second share repurchase program was terminated on March 27, 2020 in response to the uncertainty related to the unfolding COVID-19 pandemic. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was authorized to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s third share repurchase program expired on November 30, 2020. On December 14, 2020, the Company adopted a fourth share repurchase program. Under this fourth program, the Company was authorized to repurchase up to 852,302 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares.  The fourth repurchase program was terminated on May 4, 2021.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11.	Earnings Per Share

As of June 30, 2021, the Company had repurchased a total of 1,670,619 shares under the repurchase programs at a weighted average price of $13.22 per share, of which 1,135,086 shares are reported as treasury stock. Of the 1,670,619 shares repurchased, a total of 186,960 shares have been used for grants given to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2020 and 2019. Of the 186,960 shares, 166 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock.  In addition, during the three months ended June 30, 2021, 348,739 shares were sold to Banc of America Strategic Investments Corporation in a privately negotiated transaction.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands except share data)

Net income (loss)	$5,932	$(571)	$8,384	$(1,784)

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,255,592	17,290,254	17,167,691	17,334,830
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	518,555	566,805	524,553	572,837
Basic weighted average common shares outstanding	16,737,037	16,723,449	16,643,138	16,761,993
Basic earnings (loss) per common share	$0.35	$(0.03)	$0.50	$(0.11)
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	36,569	—	18,285	—
Diluted weighted average common shares outstanding	16,773,606	16,723,449	16,661,423	16,761,993
Diluted earnings (loss) per common share	$0.35	$(0.03)	$0.50	$(0.11)

Note 12.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Commitments to grant mortgage loans	$136,027	$101,722
Commitments to sell loans at lock-in rates	14,139	11,276
Unfunded commitments under lines of credit	64,582	38,261
Standby letters of credit	10	—
	$214,758	$151,259

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of June 30, 2021.

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

Loan Concentrations: As of June 30, 2021, approximately 6.6% of Mortgage World total originated loan volume was insured and approximately 77.9% of total originated loan volume was sold to three investors. Mortgage World is permitted to close loans in five states and has closed approximately 98.9% of its loan volume in two states, New York and New Jersey.

Lease Commitments: At June 30, 2021, there are noncancelable operating leases for office space that expire on various dates through 2036. Certain of these leases contains an escalation clause providing for increased rental based primarily on increases in real estate taxes.

In the first quarter of 2021, the Company entered into a sale-leaseback transaction for one real property with an initial fifteen-year lease agreement at an initial base annual rent of approximately $145,000 subject to annual rent increases of 1.5%. The sale lease-back resulted in a gain of approximately $662,546, net of expenses, which is included in other non-interest income in the accompanying consolidated statements of operations.  Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option.

The Company also entered into another sale-leaseback transaction in June 2021 for another real property with a fifteen-year lease agreement at an initial base annual rent of approximately $281,010 subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $4.2 million, net of expenses, which is included in other non-interest income in the accompanying consolidated statements of operations.

Rental expenses under operating leases, included in occupancy and equipment, totaled $555,203 and $379,811 for the three months ended June 30, 2021 and 2020, and $1.1 million and $508,453 for the six months ended June 30, 2021 and 2020, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12.Commitments, Contingencies and Credit Risk (Continued)

The projected minimum rental payments under the terms of the leases at June 30, 2021 are as follows:

(Dollars in thousands)
Remainder of 2021	$755
2022	1,826
2023	1,847
2024	1,810
2025	1,576
2026	1,372
Thereafter	8,021
$17,207

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Note 13.Fair Value

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $15.3 million and the aggregate unpaid principal amounted to $14.9 million.

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

The FASB determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in income on sale of mortgage loans. Fair value is based on active market pricing for substantially similar underlying mortgage loans commonly referred to as best execution pricing or investment commitment pricing, if the loan is committed to an investor through a best efforts contract.  In valuing interest rate lock commitments, there are several unobservable inputs such as the fair value of the mortgage servicing rights, estimated remaining cost to originate the loans, and the pull through rate of the open pipeline. Accordingly, such derivative is classified as Level 3.

The approximate notional amounts of Mortgage World’s derivative instruments were $14.1 million and $11.3 million at June 30, 2021 and December 31, 2020, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $283,000 and $166,000 as of June 30, 2021 and December 31, 2020 and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(Dollars in thousands)
Balance as of December 31, 2020	$166
Change in fair value of derivative instrument reported in earnings	(107)
Balance as of March 31, 2021	59
Change in fair value of derivative instrument reported in earnings	224
Balance as of June 30, 2021	$283

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

Warehouse Lines of Credit: The carrying amounts of warehouse lines of credit and mortgage loan funding payable approximate fair value and due to their short-term nature are classified as Level 2.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2021
Description	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,987	$—	$2,987	$—
Corporate bonds	13,574	—	13,574	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	15,962	—	15,962	—
FNMA Certificates	15,782	—	15,782	—
GNMA Certificates	231	—	231	—
Mortgage Loans Held for Sale, at fair value	15,308	—	15,308	—
Derivatives from interest rate lock commitments	283	—	—	283
	$64,127	$—	$63,844	$283

		December 31, 2020
Description	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate bonds	$10,463	$—	$10,463	$—
Mortgage-Backed Securities:
FHLMC Certificates	3,196	—	3,196	—
FNMA Certificates	3,567	—	3,567	—
GNMA Certificates	272	—	272	—
Mortgage Loans Held for Sale, at fair value	35,406	—	35,406	—
Derivatives from interest rate lock commitments	166	—	—	166
	$53,070	$—	$52,904	$166

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$15,719	$—	$—	$15,719

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$19,352	$—	$—	$19,352

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2021 and 2020, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

As of June 30, 2021 and December 31, 2020, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2021
Financial assets:
Cash and cash equivalents	$66,092	$66,092	$—	$—	$66,092
Available-for-sale securities, at fair value	48,536	—	48,536	—	48,536
Held-to-maturity securities, at amortized cost	1,720	—	1,671	—	1,671
Placements with banks	2,739	—	2,739	—	2,739
Mortgage loans held for sale, at fair value	15,308	—	15,308	—	15,308
Loans receivable, net	1,343,578	—	—	1,354,192	1,354,192
Accrued interest receivable	13,134	—	13,134	—	13,134
FHLBNY stock	6,156	6,156	—	—	6,156
Financial liabilities:
Deposits:
Demand deposits	320,404	320,404	—	—	320,404
Interest-bearing deposits	483,794	483,794	—	—	483,794
Certificates of deposit	431,963	—	435,688	—	435,688
Advance payments by borrowers for taxes and insurance	7,682	—	7,682	—	7,682
Advances from FHLBNY	109,255	—	111,123	—	111,123
Warehouse lines of credit	13,084	—	13,084	—	13,084
Mortgage loan funding payable	743	—	743	—	743
Accrued interest payable	55	—	55	—	55

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.	Fair Value (Continued)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and cash equivalents	$72,078	$72,078	$—	$—	$72,078
Available-for-sale securities, at fair value	17,498	—	17,498	—	17,498
Held-to-maturity securities, at amortized cost	1,743	—	1,722	—	1,722
Placements with banks	2,739	—	2,739	—	2,739
Mortgage loans held for sale, at fair value	35,406	—	35,406		35,406
Loans receivable, net	1,158,640	—	—	1,182,971	1,182,971
Accrued interest receivable	11,396	—	11,396	—	11,396
FHLBNY stock	6,426	6,426	—	—	6,426
Financial liabilities:
Deposits:
Demand deposits	189,855	189,855	—	—	189,855
Interest-bearing deposits	432,737	432,737	—	—	432,737
Certificates of deposit	406,987	—	411,742	—	411,742
Advance payments by borrowers for taxes and insurance	7,019	—	7,019	—	7,019
Advances from FHLBNY	117,255	—	119,248	—	119,248
Warehouse lines of credit	29,961	—	29,961	—	29,961
Mortgage loan funding payable	1,483	—	1,483	—	1,483
Accrued interest payable	60	—	60	—	60

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2021 and December 31, 2020.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2021 and December 31, 2020, all applicable capital adequacy requirements have been met.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14.Regulatory Capital Requirements (Continued)

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in to 2.5% by 2019. The applicable capital buffer was 8.1% at June 30, 2021 and 7.95% at December 31, 2020.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2021 and December 31, 2020 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2021
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$184,905	17.93%	$82,493	8.00%	$103,116	10.00%
Tier 1 Capital to Risk-Weighted Assets	171,976	16.68%	61,869	6.00%	82,493	8.00%
Common Equity Tier 1 Capital Ratio	171,976	16.68%	46,402	4.50%	67,025	6.50%
Tier 1 Capital to Total Assets	171,976	11.97%	57,472	4.00%	71,840	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$164,574	16.10%	$81,771	8.00%	$102,213	10.00%
Tier 1 Capital to Risk-Weighted Assets	151,756	14.85%	61,328	6.00%	81,771	8.00%
Common Equity Tier 1 Capital Ratio	151,756	14.85%	45,996	4.50%	66,439	6.50%
Tier 1 Capital to Total Assets	151,756	10.23%	59,326	4.00%	74,158	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$171,578	17.68%	$77,644	8.00%	$97,055	10.00%
Tier 1 Capital to Risk-Weighted Assets	159,410	16.42%	58,233	6.00%	77,644	8.00%
Common Equity Tier 1 Capital Ratio	159,410	16.42%	43,675	4.50%	63,086	6.50%
Tier 1 Capital to Total Assets	159,410	13.34%	47,814	4.00%	59,768	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$153,951	15.95%	$77,213	8.00%	$96,516	10.00%
Tier 1 Capital to Risk-Weighted Assets	141,850	14.70%	57,909	6.00%	77,213	8.00%
Common Equity Tier 1 Capital Ratio	141,850	14.70%	43,432	4.50%	62,735	6.50%
Tier 1 Capital to Total Assets	141,850	11.19%	50,715	4.00%	63,394	5.00%

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

Mortgage World’s minimum net worth requirements as of June 30, 2021 and December 31, 2020 are reflected below:

Minimum
Requirement
(Dollars in thousands)
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of June 30, 2021 and December 31, 2020, Mortgage World is in compliance with all minimum capital requirements.

Note 15.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2021
	December 31, 2020	Change	June 30, 2021
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$135	$(176)	$(41)
Total	$135	$(176)	$(41)

	December 31, 2020
	December 31, 2019	Change	December 31, 2020
	(Dollars in thousands)
Unrealized gains on available-for-sale securities, net	$20	$115	$135
Total	$20	$115	$135

Note 16.Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Beginning balance	$429	$1,244	$424	$1,260
Originations	—	—	10	—
Payments	(15)	(7)	(20)	(23)
Ending balance	$414	$1,237	$414	$1,237

The Company held deposits in the amount of $6.8 million and $6.9 million from directors, executive officers and non-executive officers at June 30, 2021 and December 31, 2020, respectively.

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit and loss is measured by net income on a legal entity basis. Significant intercompany transactions are eliminated in consolidation.

The following tables set forth condensed consolidated statements of operations and total assets for the operating segments for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended June 30, 2021
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(Dollars in thousands)
Interest and dividend income	$15,762	$82	$40	$(40)	$15,844
Interest expense	2,080	72	—	(40)	2,112
Net interest income	13,682	10	40	—	13,732
Provision for loan losses	586	—	—	—	586
Net interest income after provision for loan losses	13,096	10	40	—	13,146
Non-interest income	5,967	2,642	—	(268)	8,341
Non-interest expense	10,609	2,510	790	(268)	13,641
Income (loss) before income taxes	8,454	142	(750)	—	7,846
Provision for income taxes	1,745	58	111	—	1,914
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	6,793	(6,793)	—
Net income (loss)	$6,709	$84	$5,932	$(6,793)	$5,932

	For the Three Months Ended June 30, 2020
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(Dollars in thousands)
Interest and dividend income	$12,393	$—	$67	$(67)	$12,393
Interest expense	2,939	—	—	(67)	2,872
Net interest income	9,454	—	67	—	9,521
Provision for loan losses	271	—	—	—	271
Net interest income after provision for loan losses	9,183	—	67	—	9,250
Non-interest income	703	—	—	(129)	574
Non-interest expense	9,764	—	800	(129)	10,435
Income (loss) before income taxes	122	—	(733)	—	(611)
Provision (benefit) for income taxes	107	—	(147)	—	(40)
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	15	(15)	—
Net income (loss)	$15	$—	$(571)	$(15)	$(571)

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 17.Segment Reporting (Continued)

	For the Six Months Ended June 30, 2021
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(Dollars in thousands)
Interest and dividend income	$30,789	$232	$81	$(81)	$31,021
Interest expense	4,266	212	—	(81)	4,397
Net interest income	26,523	20	81	—	26,624
Provision for loan losses	1,272	—	—	—	1,272
Net interest income after provision for loan losses	25,251	20	81	—	25,352
Non-interest income	7,771	5,000	—	(537)	12,234
Non-interest expense	20,609	4,801	1,684	(538)	26,556
Income (loss) before income taxes	12,413	219	(1,603)	1	11,030
Provision (benefit) for income taxes	2,850	98	(302)	—	2,646
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	9,684	(9,684)	—
Net income (loss)	$9,563	$121	$8,383	$(9,683)	$8,384

Total assets at June 30, 2021	$1,525,350	$21,319	$170,907	$(169,926)	$1,547,650

Total assets at December 31, 2020	$1,315,287	$38,397	$159,811	$(158,264)	$1,355,231

	For the Six Months Ended June 30, 2020
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(Dollars in thousands)
Interest and dividend income	$25,423	$—	$135	$(135)	$25,423
Interest expense	6,113	—	—	(135)	5,978
Net interest income	19,310	—	135	—	19,445
Provision for loan losses	1,417	—	—	—	1,417
Net interest income after provision for loan losses	17,893	—	135	—	18,028
Non-interest income	1,453	—	—	(257)	1,196
Non-interest expense	19,858	—	1,656	(257)	21,257
Loss before income taxes	(512)	—	(1,521)	—	(2,033)
Provision (benefit) for income taxes	49	—	(298)	—	(249)
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	(561)	561	—
Net income (loss)	$(561)	$—	$(1,784)	$561	$(1,784)

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 18.Subsequent Events

Sale of Real Property

On August 10, 2021, the Bank executed an agreement to sell the real property it owns located at 169-174 Smith Street, Brooklyn, New York for a sale price of $4.0 million. Upon closing of the sale, the Bank and the purchaser anticipate entering into a fifteen-year lease agreement whereby the Bank will lease back the property at an annual rent of approximately $200,000 subject to annual rent increases of 1.50%.

Plan of Conversion and Reorganization

The Boards of Directors of Ponce Bank Mutual Holding Company, the Company and the Bank have adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Ponce Bank Mutual Holding Company and the Company will reorganize into a new stock holding company and will conduct a second-step stock offering of new shares of common stock.

When the proposed “second step” conversion is completed, the current mutual holding company structure of Ponce Bank Mutual Holding Company, the Company, the Bank and Mortgage World will convert to the fully-converted stock holding company structure and, thereafter, Ponce Bank Mutual Holding Company and the Company will no longer exist. A new stock holding company for the Bank and Mortgage World, named Ponce Financial Group, Inc., will succeed to the Company and will offer for sale shares of its common stock, representing Ponce Bank Mutual Holding Company’s ownership interest in the Company. In addition, each share of common stock of the Company held by persons other than Ponce Bank Mutual Holding Company (the “minority stockholders”) will be converted into and become the right to receive a number of shares of common stock of Ponce Financial Group, Inc. pursuant to an exchange ratio, established at the completion of the proposed transaction, designed to preserve in Ponce Financial Group, Inc. approximately the same aggregate percentage ownership interest that the minority stockholders will have in the Company immediately before the completion of the proposed transaction. The total number of shares of common stock of Ponce Financial Group, Inc. to be issued in the proposed transaction will be based on the aggregate pro forma market value of the common stock of Ponce Financial Group, Inc., as determined by an independent appraisal.

The transactions contemplated by the Plan are subject to approval by the Company’s stockholders (including approval by a majority of the shares held by persons other than Ponce Bank Mutual Holding Company), the members of Ponce Bank Mutual Holding Company, the Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020, is intended to assist in understanding the financial condition and results of operations of PDL Community Bancorp (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "intend," "anticipate," "assume," "plan," "seek," "expect," "will," "may," "should," "indicate," "would," "believe," "contemplate," "continue," "target" and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of the Company’s goals, intentions and expectations;
•	statements regarding its business plans, prospects, growth and operating strategies;
•	statements regarding the quality of its loan and investment portfolios;
•	estimates of the risks and future costs and benefits; and
•	statements regarding the Company’s intention to consummate the Plan of Conversion and Reorganization adopted on May 25, 2021.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations;

•	changes in the quality or composition of the Company’s loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third party providers to perform as expected;
•	the Company’s ability to enter new markets successfully and capitalize on growth opportunities;
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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors” filed with the SEC on March 29, 2021, as updated in this Quarterly Report on Form 10-Q.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation to update any forward-looking statements after the date they were made (whether as a result of new information, events or otherwise), except as may be required by law.

Employees and Human Capital Resources

As of June 30, 2021, the Company had 231 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitor salaries and other compensation in its market area.

The Company encourages and supports the growth and development of its employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and educational reimbursement programs.

A significant focus of the Company is the health and well-being, physical and financial, of staff particularly during the COVID-19 pandemic. Recognizing the increasing stress levels of the staff understandably resulting from personal health concerns, the demise of friends, relatives and co-workers, childcare pressures amid telecommuting and increasing costs of food and supplies, to name a few. The Company paid every staff member regardless of work status, provided recurring town hall and mental health sessions, instituted additional compensation for branch personnel, subsidized branch personnel commuting using non-public transportation, facilitated paid-time-off for childcare and ensured staff suffering from the COVID-19 pandemic symptoms had ample paid-time-off. To ensure the proper enforcement of safe distancing rules, the Company retained security guards at all branches, in many cases multiple guards.

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

The table below includes references to the Company's net income and earnings per share for the three and six months ended June 30, 2021 before gain on sale of real property. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income amount and earnings per share reflect adjustments of the non-recurring gain on sale of real property, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income and earnings per share is provided below.

Non-GAAP Reconciliation – Net Income before Gain on Sale of Real Property (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(Dollars in thousands, except per share data)
Net income (loss) - GAAP	$5,932	$8,384
Gain on sale of real property	(4,176)	(4,839)
Income tax benefit	877	1,016
Net income - non-GAAP	$2,633	$4,561

Earnings per common share (GAAP) (1)	$0.35	$0.50

Earnings per common share (non-GAAP) (1)	$0.16	$0.27
(1)

Earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of shares outstanding for the three and six months ended June 30, 2021 (16,773,606 shares and 16,661,423 shares), respectively. The assumed exercise of outstanding stock options and vesting of restricted stock units were included in computing the non-GAAP diluted earnings per share and do not result in material dilution.

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the SBA received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 4,798 loans totaling $241.5 million were outstanding at June 30, 2021. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The average authorized loan size is $50,000 and the median authorized loan size is $16,000. We have estimated that approximately 25,943 jobs have been positively impacted. The Bank, which is designated as both a Community Development Financial Institution (“CDFI”) and a Minority Depository Institution (“MDI”), originated 5,340 PPP loans in the amount of $261.4 million significantly exceeding the reported average MDI/CDFI performance.

As a result of the initial COVID-19 pandemic outbreak, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, as of June 30, 2021, all back-office and lending personnel continue to work in a remote work environment while the branch network continued to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing. The Company is aware of the recent surge in COVID-19 infections arising out of the so-called Delta variant and is prepared to restore other protocols, as may prove to be necessary.

Through June 30, 2021, 417 loans aggregating $385.0 million had received forbearance, primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months, of which 23 loans have since been paid-off by borrowers as of June 30, 2021. As of June 30, 2021, 353 loans aggregating $318.7 million were no longer in forbearance and continue performing pursuant to their terms and 41 loans in the amount of $47.8 million remained in forbearance as a result of renewed forbearance for a period of three months. Of the 41 loans receiving renewed forbearance, 27 loans, totaling $23.3 million are related to one-to-four family residential real estate. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Bank actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies.

Federal Economic Relief Funds To Aid Lending to Small Businesses

On June 15, 2021, the Company through, its subsidiary, the Bank, was approved by the United States Department of the Treasury to receive a grant in the amount of $1.8 million in federal Economic Relief Funds for Small Businesses.

Plan of Conversion and Reorganization

On May 25, 2021, the Boards of Directors of Ponce Bank Mutual Holding Company, the Company and the Bank, adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Ponce Bank Mutual Holding Company and the Company will reorganize into a new stock holding company and will conduct a second-step stock offering of new share of common stock. See Note 18, “Subsequent Events - Plan of Conversion and Reorganization,” to the accompanying Financial Statements for a discussion of the Plan and the related transactions.

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

Sale of Real Property. On February 11, 2021, PFS Service Corp. (“PFS”), a service company subsidiary of the Bank, completed the sale of real property that was owned by PFS, located at 3821 Bergenline Avenue, Union City, New Jersey. The sale price of this property was $2.4 million. Concurrent with the sale, the Bank and the purchaser entered into an initial fifteen-year lease agreement whereby the Bank will lease back this real property at an initial base annual rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option.

On June 4, 2021, the Bank completed the previously disclosed sale of real property it owned located at 5560 Broadway, Bronx, New York. The sale price of this real property was $5.7 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial base annual rent of approximately $281,000, subject to annual rent increases of 1.75%.

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

In 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain Technologies, Inc. (“Grain”). The product, Grain, is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. Under the terms of its agreement with Grain, the Bank is the lender and depository for Grain-originated microloans and, where applicable, security deposits, to consumers, with credit lines currently up to $1,000. Grain originates and services the loans and is responsible for maintaining compliance with the Bank’s origination and servicing standards. To the extent such standards are not maintained, Grain is responsible for any related losses. The Company, pursuant to its partnership with Grain, has 58,914 consumer loans with outstanding balances totaling $32.0 million at June 30, 2021. The Company is seeking to provide additional digital banking services to these customers and to extend Grain to its retail facilities. The Company is an investor in Grain and is integrating Grain and GPS. On June 30, 2021, the Bank and Grain entered into a loan sale agreement, whereby the Bank agreed to sell to Grain consumer loans in the aggregate amount of $5.0 million with an initial payment by Grain of 50% having already been made and the remaining balance in monthly installments with the entire amount paid by the later of December 31, 2021 or upon the closing of Grain’s series A financing round.

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

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on broker deposits. As of June 30, 2021, the Company had $38.7 million in such deposits. The recent regulatory easing of broker deposit rules may enable the Company to classify such deposits as core deposits.

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

The Company anticipates renovating most, if not all of its unrenovated branches over the next 18 months, at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The project to fully renovate our Flatlands branch was completed in late November 2020 on time and within the original budget of $356,000 despite modifications made to the original design and construction process related to the COVID-19 pandemic. The Bank’s Riverdale branch was transformed into a new flagship recapturing previously subleased space. This $1.5 million construction project commenced on March 1, 2021 and was completed on time and on budget. Our grand re-opening took place on July 27, 2021 and was attended by the Bronx Borough President who praised Ponce Bank for remaining committed to the Bronx and for a long history of leadership within the community. Our Astoria branch renovation project was also completed in the second quarter of 2021 at slightly above our budgeted cost of $315,000. Architectural drawings have begun for the Smith Street, Brooklyn, Union City, NJ, and Southern Boulevard, Bronx, banking branches with completion target dates within the next 18 months. Bidding for these three locations has been delayed pending the completion of surveys at our Forest Hills, Jackson Heights, Stuyvesant Town and Southern Blvd branches. The Company has begun incorporating into its retail branches Mortgage World loan origination personnel and all new renovations include a branded Ponce Mortgage Center celebrating our comprehensive offerings made possible by our affiliated companies Mortgage World and Ponce De Leon Mortgage Corporation. The Company also anticipates creating a full service branch at the site of a Mortgage World mortgage office located in Flushing, Queens, New York and banking satellite at their branch in Bergenfield, New Jersey. The Mortgage World office located in Flushing, Queens, expanded the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

Vision 2020 already has had a transformational effect on the Company. Since its inception in late 2018 as the Company was reaching $1.06 billion in assets, $918.5 million in loans, $809.8 million in deposits, $2.7 million net income and $0.15 in earnings per share for the year 2018. The Company has grown to $1.55 billion in assets, $1.34 billion in loans and $1.24 billion in deposits at June 30, 2021, $8.4 million in net income and $0.50 in earnings per share for the six months ended June 30, 2021, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, meeting the challenges of the COVID-19 pandemic, partnering with Fintech companies and assisting its communities with over 5,340 requests for PPP loans totaling approximately $261.4 million. Now, the Company is poised to enhance its presence, locally and nationally, as a leading CDFI and MDI financial holding company. As the Company’s application for available funding from the CDFI Fund is being considered and as it prepares its application to the U.S. Treasury for its fair share of funding under the Emergency Capital Investment Program, the Company is cementing its Vision 2025, its roadmap to acquiring the resources needed to lead efforts to remediate the disparate effects of the COVID-19 pandemic, and the wealth and financial gaps present, in its communities and similar communities outside the New York City metropolitan area. The Company traces its roots to the foundation in 1960 of the Ponce De Leon Federal Savings and Loan Association by Latino leaders concerned that the Bronx and its Latino population were being abandoned. True to its roots, the Company remains committed to ensuring that the disparate effects of the COVID-19 pandemic, and the wealth and financial gaps present, in minority communities are addressed in earnest.

The following table presents as of June 30, 2021, the Company’s PPP loans approved by the SBA due to the COVID-19 pandemic:

			Aggregate	Median	Average	No. of
		Number	Amount	Amount	Amount	Jobs
State	Counties	of Loans	of Loans	of Loans	of Loans	Affected
		(Dollars in Thousands)
New York	Kings	748	$74,083	$16	$99	7,022
	Bronx	1,019	44,389	14	44	5,139
	Queens	1,380	38,986	16	28	3,915
	New York	717	52,828	15	74	5,634
	Nassau	246	8,732	15	35	990
	Westchester	120	3,317	12	28	402
	Suffolk	79	2,096	16	27	254
	Richmond	66	1,819	17	28	233
	Albany	2	132	66	66	12
	Rockland	16	390	18	24	54
	Dutchess	11	676	21	61	40
	Sullivan	3	38	14	13	3
	Columbia	1	20	21	20	1
	Orange	7	148	11	21	32
	Oneida	2	42	21	21	2
	Schenectady	1	21	21	21	1
	Putnam	3	28	8	9	8
	Ulster	5	93	19	19	14
	Greene	1	20	13	20	2
	Total New York	4,427	$227,858	$15	$51	23,758

New Jersey	Monmouth	15	$2,655	21	177	408
	Essex	55	1,887	14	34	349
	Hudson	87	3,548	19	41	548
	Passaic	32	867	13	27	148
	Union	28	729	16	26	81
	Bergen	70	2,105	19	30	360
	Morris	6	109	20	18	11
	Middlesex	13	281	14	22	20
	Burlington	4	75	21	19	6
	Mercer	3	89	31	30	20
	Sussex	1	12	12	12	1
	Warren	1	9	9	9	1
	Atlantic	4	25	6	6	4
	Somerset	3	33	11	11	4
	Camden	1	21	21	21	1
	Ocean	7	89	9	13	12
	Total New Jersey	330	$12,534	$17	$38	1,974

Pennsylvania	Berks	1	16	16	16	1
	Pike	1	7	7	7	1
	Total Pennsylvania	2	$23	$12	$12	2

California	Los Angeles	1	164	164	164	45
	San Diego	1	21	21	21	1
	Total California	2	$185	$93	$93	46

Connecticut	Fairfield	5	162	11	32	15
	Litchfield	1	141	141	141	20
	New Haven	2	15	7	8	2
	Total Connecticut	8	$318	$9	$40	37

Arizona	Pima	2	$42	21	21	2
District of Columbia	District of Columbia	1	5	5	5	1
Delaware	New Castle	1	253	253	253	26
Florida	Orange	1	2	2	2	1
Illinois	Cook	2	30	15	15	10
Indiana	Lake	17	238	10	14	64
Kentucky	Jefferson	2	10	5	5	5
Nevada	Clark	1	11	11	11	7
Rhode Island	Providence	2	41	20	21	10
	Total	4,798	$241,550	$16	$50	25,943

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total consolidated assets increased $192.4 million, or 14.2%, to $1.55 billion at June 30, 2021 from $1.36 billion at December 31, 2020. The increase in total assets is attributable to increases of $184.9 million in net loans receivable, including $156.2 million increase in PPP loans, $31.0 million in available-for-sale securities, $2.0 million in premises and equipment, net and $1.7 million in accrued interest receivable and $837,000 in deferred taxes. The increase in total assets was reduced by decreases of $20.1 in million in mortgage loans held for sale, at fair value, $6.0 million in cash and cash equivalents, $1.8 million in other assets and $270,000 in FHLBNY stock.

Cash and Cash Equivalents. Cash and cash equivalents decreased $6.0 million, or 8.3%, to $66.1 million at June 30, 2021, compared to $72.1 million at December 31, 2020. The decrease in cash and cash equivalents was primarily the result of an increase of loan funding and originations, purchases of available-for-sale securities, decrease in advances of warehouse lines of credit, repayment of advances from the FHLBNY, and purchases of premises and equipment, primarily related to the purchase of real property. The decrease in cash and cash equivalents was offset by an increase in net deposits, proceeds from the sale of real property, net proceeds from the sale and purchase of treasury stock, and from the sale and maturities of available-for-sale securities.

Securities. The composition of securities at June 30, 2021 and December 31, 2020 and the amounts maturing of each classification are summarized as follows:

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	2,979	2,987	—	—
More than five years through ten years	—	—	—	—
	2,979	2,987	—	—
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More one year through five years	2,660	2,702	2,651	2,728
More than five years through ten years	10,750	10,872	7,730	7,735
	13,410	13,574	10,381	10,463
Mortgage-Backed Securities	32,173	31,975	6,970	7,035
Total Available-for-Sale Securities	$48,562	$48,536	$17,351	$17,498

Held-to-Maturity Securities:
Mortgage-Backed Securities	1,720	1,671	1,743	1,722
Total Held-to-Maturity Securities	$1,720	$1,671	$1,743	$1,722

The $31.0 million increase in available-for-sale securities was due to $35.2 million in available-for-sale securities that were purchased during the six months ended June 30, 2021. The increase was offset primarily by a $2.6 million in available-for-sale security sold and principal payments of $1.5 million during the six months ended June 30, 2021. No securities matured and/or were called during the six months ended June 30, 2021.

Loans. The composition of gross loans receivable at June 30, 2021 and at December 31, 2020 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2021		December 31, 2020		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$325,409	23.8%	$319,596	27.3%	$5,813	1.8%
Owner-Occupied	98,839	7.2%	98,795	8.4%	44	0.0%
Multifamily residential	318,579	23.3%	307,411	26.2%	11,168	3.6%
Nonresidential properties	211,181	15.5%	218,929	18.7%	(7,748)	(3.5%)
Construction and land	125,265	9.2%	105,858	9.0%	19,407	18.3%
Total mortgage loans	1,079,273	79.0%	1,050,589	89.6%	28,684	2.7%
Nonmortgage loans:
Business loans (1)	253,935	18.6%	94,947	8.1%	158,988	167.4%
Consumer loans (2)	32,576	2.4%	26,517	2.3%	6,059	22.8%
	286,511	21.0%	121,464	10.4%	165,047	135.9%
Total	$1,365,784	100.0%	$1,172,053	100.0%	$193,731	16.5%

(1)	As of June 30, 2021 and December 31, 2020, business loans include $241.5 million and $85.3 million, respectively, of PPP loans.
(2)	As of June 30, 2021 and December 31, 2020, consumer loans include $32.0 million and $25.5 million of loans originated by the Bank pursuant to its arrangement with Grain.

The increase in the loan portfolio was primarily the result of a $156.2 million increase in PPP loans at June 30, 2021 compared to December 31, 2020. Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 56.5% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2021 and December 31, 2020, approximately 8.0% and 7.9%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Loan Payment Deferrals. Through June 30, 2021, 417 loans aggregating $385.0 million had received forbearance, primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months, of which 23 loans have since been paid-off by borrowers as of June 30, 2021. As of June 30, 2021, 353 loans aggregating $318.7 million were no longer in forbearance and continue performing pursuant to their terms and 41 loans in the amount of $47.8 million remained in forbearance as a result of renewed forbearance for a period of three months. Of the 41 loans receiving renewed forbearance, 27 loans, totaling $23.3 million are related to one-to-four family residential real estate. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Bank actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The initial and extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies. Under the CARES Act, none of these loans are currently classified as TDR.

The following table presents the loans modified as a result of the COVID-19 pandemic as of June 30, 2021:

			Weighted	Percentage
	Number	Loan	Average	of Total
	of Loans	Amount	Loan-to-Value	Modifications
	(Dollars in Thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	177	$125,863	53.0%	44.9%
Owner-Occupied	63	34,636	48.1%	16.0%
Multifamily residential	60	69,915	50.2%	15.2%
Nonresidential properties	78	90,683	46.0%	19.8%
Construction and land	7	43,137	63.1%	1.8%
Nonmortgage loans:
Business loans	6	2,281	—%	1.4%
Consumer loans	3	20	—%	0.8%
Total	394	$366,535	51.4%	100.0%

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2021 and December 31, 2020, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 75.7% and 68.3%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 366.5% and 379.8% as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Bank was within the 100% guideline for construction and land mortgage loans established by banking regulations, but exceeded the 300% guideline for investor owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at June 30, 2021 decreased $20.1 million to $15.3 million from $35.4 million at December 31, 2020.

Deposits.  The composition of deposits at June 30, 2021 and December 31, 2020 and changes in dollars and percentages are summarized as follows:

	June 30, 2021		December 31, 2020		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$320,404	25.9%	$189,855	18.5%	$130,549	68.8%
Interest-bearing deposits:
NOW/IOLA accounts	28,996	2.4%	39,296	3.8%	(10,300)	(26.2%)
Money market accounts	172,925	14.0%	136,258	13.2%	36,667	26.9%
Reciprocal deposits	151,443	12.3%	131,363	12.8%	20,080	15.3%
Savings accounts	130,430	10.6%	125,820	12.2%	4,610	3.7%
Total NOW, money market, reciprocal and savings	483,794	39.1%	432,737	42.0%	51,057	11.8%
Certificates of deposit of $250K or more	74,941	6.1%	78,435	7.6%	(3,494)	(4.5%)
Brokered certificates of deposit (2)	83,506	6.8%	52,678	5.1%	30,828	58.5%
Listing service deposits (2)	66,518	5.4%	39,476	3.8%	27,042	68.5%
Certificates of deposit less than $250K	206,998	16.8%	236,398	23.0%	(29,400)	(12.4%)
Total certificates of deposit	431,963	35.0%	406,987	39.5%	24,976	6.1%
Total interest-bearing deposits	915,757	74.1%	839,724	81.5%	76,033	9.1%
Total deposits	$1,236,161	100.0%	$1,029,579	100.0%	$206,582	20.1%

(1)	As of June 30, 2021 and December 31, 2020, included in demand deposits are deposits related to net PPP funding.

(2)

As of June 30, 2021 and December 31, 2020, there were $28.9 million and $27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2021 and December 31, 2020. The Management Asset/Liability Committee generally meets on a weekly basis to review needs, if any, and to ensure the Company operates within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at June 30, 2021 and December 31, 2020 of $109.3 million and $117.3 million, respectively. These borrowings are in the form of advances from the FHLBNY.

Warehouse Lines of Credit. Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At June 30, 2021 and December 31, 2020, Mortgage World utilized $13.1 million and $30.0 million, respectively, for funding of mortgage loans held for sale and had unused lines of credit of $6.9 million and $4.9 million, respectively.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $12.4 million, or 7.8%, to $171.9 million at June 30, 2021 from $159.5 million at December 31, 2020. The $12.4 million increase in stockholders’ equity was mainly attributable to $8.4 million in net income, $3.1 million in net proceeds from the sale and purchase of treasury stock, $704,000 related to stock-based compensation, $298,000 related to the Company’s Employee Stock Ownership Plan partially offset by a $176,000 reduction in accumulated other comprehensive income representing unrealized losses on available-for-sale securities.

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

The discussion of the Company’s results of operations for the three months ended June 30, 2021 and 2020 are presented below. Included in the results of operations of the Company for the three months ended June 30, 2021 are the results of operations of Mortgage World which was acquired on July 10, 2020. The results of operations for interim periods may not be indicative of future results.

PDL Community Bancorp Consolidated

Overview. Net income for the three months ended June 30, 2021 was $5.9 million compared to net loss of ($571,000) for the three months ended June 30, 2020. Earnings per basic and diluted share was $0.35 for the three months ended June 30, 2021 compared to loss per basic and diluted share of ($0.03) for three months ended June 30, 2020. The $6.5 million increase in net income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due to an increase of $7.8 million in non-interest income primarily due to an increase of $4.2 million, net of expenses, in gain on sale of real property and $1.3 million in income on sale of mortgage loans attributable to Mortgage World. The increase in net income was also attributable to $4.2 million in net interest income. The increase in net income was offset by increases of $3.2 million in non-interest expense, $2.0 million in provision for income taxes, and $315,000 in provision for loan losses.

Interest and Dividend Income.  Interest and dividend income increased $3.5 million, or 22.0%, to $15.8 million for the three months ended June 30, 2021 from $12.4 million for the three months ended June 30, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $3.4 million, or 28.3%, to $15.6 million for the three months ended June 30, 2021 from $12.2 million for the three months ended June 30, 2020 primarily due to an increase in average loans receivable due mostly to PPP lending. Average loans receivable increased 30.2% to $1.33 billion for the three months ended June 30, 2021 as compared to $1.02 billion for the three months ended June 30, 2020. Interest and dividend on available-for-sale securities and FHLBNY stock and deposits due from banks increased $10,000, or 4.3%, to $241,000 for the three months ended June 30, 2021 from $231,000 for the three months ended June 30, 2020.

Interest Expense.  Interest expense decreased $760,000, or 26.5%, to $2.1 million for the three months ended June 30, 2021 from $2.9 million for the three months ended June 30, 2020, primarily due to lower market interest rates.

Net Interest Income.  Net interest income increased $4.2 million, or 44.2%, to $13.7 million for the three months ended June 30, 2021 from $9.5 million for the three months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to three months ended June 30, 2020 was attributable to an increase of $3.5 million in interest and dividend income primarily as a result of organic loan growth and a decrease of $760,000 in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 47 basis points to 3.60% for the three months ended June 30, 2021 from 3.13% for the three months ended June 30, 2020. The increase in the net interest rate spread for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to a decrease on the average rates on interest-bearing liabilities of 53 basis points to 0.83% for the three months ended June 30, 2021 from 1.36% for the three months ended June 30, 2020, offset by a slight decrease in the average yields on interest-earning assets of six basis points to 4.43% for the three months ended June 30, 2021 from 4.49% for the three months ended June 30, 2020.

Net interest margin increased 39 basis points for the three months ended June 30, 2021, to 3.84% from 3.45% for the three months ended June 30, 2020, reflecting both our organic loan growth and the amortization of fee income from our PPP lending. The Federal Reserve Board reduced the federal funds interest rate by an aggregate of 225 basis points during the second half of 2019 and the first quarter of 2020. The 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. The Federal Reserve Board has stated that its federal funds interest rate policy may remain accommodative at least through 2023. This continuing low interest rate environment is expected to continue to put downward pressure on resetting adjustable rate instruments as well as reduced interest rates on new fixed-rate real estate loan and adjustable-rate loan originations and securities purchases as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with the impact to the Company’s yields on its earning assets. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in 2020, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Non-Interest Income.  Non-interest income increased $7.8 million, to $8.3 million for the three months ended June 30, 2021 from $574,000 for the three months ended June 30, 2020. The increase in non-interest income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to increases of $4.2 million, net of expenses, from gain on the sale of real property, $1.3 million in income on sale of mortgage loans, $971,000 in loan origination fees, $418,000 in other non-interest income, $408,000 in brokerage commissions, $285,000 in late and prepayment charges and $221,000 in service charges and fees.

Non-Interest Expense.  Non-interest expense increased $3.2 million, or 30.7%, to $13.6 million for the three months ended June 30, 2021 from $10.4 million for the three months ended June 30, 2020. The increase in non-interest expense for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 primarily reflects increases of $1.6 million in professional fees, primarily attributable to an increase of $1.2 million in consulting expenses related to a third-party service provider that provided loan origination services related to PPP loans, $952,000 in direct loan expenses, $561,000 in occupancy and equipment, and $237,000 in data processing expenses, offset by a decrease of $433,000 in compensation and benefits, which was specifically related to the allocable portion of employee expenses related to the origination of PPP loans, netted against PPP loan origination fees received from the SBA.

Income Tax Provision.  The Company had an income tax expense of $1.9 million for the three months ended June 30, 2021 and had an income tax benefit of ($40,000) for three months ended June 30, 2020, resulting in effective tax rates of 24.4% and 6.5%, respectively.

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

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated. The results of operations for Mortgage World are not included for the three months ended June 30, 2020, as Mortgage World was acquired by the Company on July 10, 2020.

	Ponce Bank				Mortgage World
	For the Three Months Ended June 30,		Increase (Decrease)		For the Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$15,762	$12,393	$3,369	27.2%	$82	$—	$82	—%
Interest expense	2,080	2,939	(859)	(29.2%)	72	—	72	—%
Net interest income	13,682	9,454	4,228	44.7%	10	—	10	—%
Provision for loan losses	586	271	315	116.2%	—	—	—	—%
Net interest income after provision for loan losses	13,096	9,183	3,913	42.6%	10	—	10	—%
Non-interest income	5,967	703	5,264	*	2,642	—	2,642	—%
Non-interest expense	10,609	9,764	845	8.7%	2,510	—	2,510	—%
Income (loss) before income taxes	8,454	122	8,332	*	142	—	142	—%
Provision (benefit) for income taxes	1,745	107	1,638	*	58	—	58	—%
Net income (loss)	$6,709	$15	$6,694	*	$84	$—	$84	—%
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

	For the Three Months Ended June 30
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,332,808	$15,603	4.70%	$1,024,019	$12,162	4.78%
Securities (3)	41,218	170	1.65%	16,750	146	3.50%
Other (4)	60,439	71	0.47%	68,900	85	0.50%
Total interest-earning assets	1,434,465	15,844	4.43%	1,109,669	12,393	4.49%
Non-interest-earning assets	66,240			65,829
Total assets	$1,500,705			$1,175,498
Interest-bearing liabilities:
NOW/IOLA	$30,370	$32	0.42%	$29,692	$38	0.51%
Money market	300,326	311	0.42%	196,707	458	0.94%
Savings	131,397	38	0.12%	117,166	37	0.13%
Certificates of deposit	431,324	1,108	1.03%	375,708	1,730	1.85%
Total deposits	893,417	1,489	0.67%	719,273	2,263	1.27%
Advance payments by borrowers	11,086	1	0.04%	8,947	1	0.04%
Borrowings	119,162	622	2.09%	120,647	608	2.03%
Total interest-bearing liabilities	1,023,665	2,112	0.83%	848,867	2,872	1.36%
Non-interest-bearing liabilities:
Non-interest-bearing demand	293,626	—		165,161	—
Other non-interest-bearing liabilities	12,848	—		5,165	—
Total non-interest-bearing liabilities	306,474	—		170,326	—
Total liabilities	1,330,139	2,112		1,019,193	2,872
Total equity	170,566			156,305
Total liabilities and total equity	$1,500,705		0.83%	$1,175,498		1.36%
Net interest income		$13,732			$9,521
Net interest rate spread (5)			3.60%			3.13%
Net interest-earning assets (6)	$410,800			$260,802
Net interest margin (7)			3.84%			3.45%
Average interest-earning assets to interest-bearing liabilities			140.13%			130.72%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$4,523	$(1,082)	$3,441
Securities (2)	783	(759)	24
Other	1	(15)	(14)
Total interest-earning assets	5,307	(1,856)	3,451
Interest-bearing liabilities:
NOW/IOLA	22	(28)	(6)
Money market	1,418	(1,565)	(147)
Savings	15	(14)	1
Certificates of deposit	2,922	(3,544)	(622)
Total deposits	4,377	(5,151)	(774)
Borrowings	(66)	80	14
Total interest-bearing liabilities	4,311	(5,071)	(760)
Change in net interest income	$996	$3,215	$4,211

(1)Loans include loans and mortgage loans held for sale, at fair value.

(2) Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Net Income.  Ponce Bank net income was $6.7 million for the three months ended June 30, 2021 compared to net income of $15,000 for the three months ended June 30, 2020.

Interest and Dividend Income.  Interest and dividend income increased $3.4 million, or 27.2%, to $15.8 million for the three months ended June 30, 2021 from $12.4 million for the three months ended June 30, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $3.4 million, or 27.6% to $15.5 million for the three months ended June 30, 2021 from $12.2 million for the three months ended June 30, 2020.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,231	$4,984	$247	5.0%
Multifamily residential	3,591	3,183	408	12.8%
Nonresidential properties	2,379	2,462	(83)	(3.4%)
Construction and land	2,059	1,286	773	60.1%
Business loans	1,458	221	1,237	*
Consumer loans	803	26	777	*
Total interest income on loans receivable	$15,521	$12,162	$3,359	27.6%

* Represents more than 500%.

The following table presents interest income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$2	$3	$(1)	(33.3%)
Interest on available-for-sale securities	170	146	24	16.4%
Dividend on FHLBNY stock	69	82	(13)	(15.9%)
Total interest and dividend income	$241	$231	$10	4.3%

Interest Expense.  Interest expense decreased $859,000, or 29.2%, to $2.1 million for the three months ended June 30, 2021 from $2.9 million for the three months ended June 30, 2020.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,108	$1,730	$(622)	(36.0%)
Money market	315	486	(171)	(35.2%)
Savings	39	37	2	5.4%
NOW/IOLA	32	39	(7)	(17.9%)
Advance payments by borrowers	1	1	—	—%
Borrowings	585	646	(61)	(9.4%)
Total interest expense	$2,080	$2,939	$(859)	(29.2%)

Net Interest Income.  Net interest income increased $4.2 million, or 42.7%, to $13.7 million for the three months ended June 30, 2021 from $9.5 million for the three months ended June 30, 2020, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

Provision for loan losses.  The provision for loan losses represents a charge to earnings necessary to establish the ALLL that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended June 30, 2021 of $586,000 compared to $271,000 for the three months ended June 30, 2020. The Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicated that it would likely be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable. Recently most of our market areas are reporting a fairly significant increase in COVID transmissions, which we understand from public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. To date, the Bank is not seeing renewed business activity restrictions in its primary markets. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect the Company’s business operations which may, in turn, require the Bank to increase the ALLL through the provision for loan losses, which would adversely affect our financial performance.

Factoring in the uncertainty about the COVID-19 pandemic and to the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected at June 30, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the ALLL. However, regulatory agencies are not directly involved in establishing the ALLL as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Bank has selected the CECL model and has begun running scenarios. The extent of the change to ALLL is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The Company is taking advantage of the extended transition period for complying with this new accounting standard. Assuming it remains a smaller reporting company, the Bank will adopt the CECL standard for fiscal years beginning after December 15, 2022. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the accompanying Consolidated Financial Statements for a discussion of the CECL standard.

Non-interest Income.  Non-interest income increased $5.2 million to $6.0 million for the three months ended June 30, 2021 from $703,000 for the three months ended June 30, 2020. The increase in non-interest income was primarily due to a $4.2 million gain, net of expenses, from sale of real property.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$366	$145	$221	152.4%
Brokerage commissions	138	22	116	*
Late and prepayment charges	298	13	285	*
Gain on sale of real property	4,176	—	4,176	100.0%
Other	989	523	466	89.1%
Total non-interest income	$5,967	$703	$5,264	*

* Represents more than 500%.

Non-interest Expense.  Non-interest expense increased $845,000, or 8.7%, to $10.6 million for the three months ended June 30, 2021 from $9.8 million for the three months ended June 30, 2020. The increase is primarily due to $1.5 million in professional fees primarily related to $1.0 million in consulting expenses incurred with a third-party service provider that provided loan origination services related to PPP loans. This increase was offset by a $1.9 million decrease in compensation and benefits which was specifically related to the allocable portion of employee expenses related to the origination of PPP loans, netted against PPP loan origination fees received from the SBA. Included in non-interest expense for the three months ended June 30, 2021 was $456,000 of expenses incurred as a result of the COVID-19 pandemic.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,355	$4,299	$(1,944)	(45.2%)
Occupancy and equipment	2,628	2,263	365	16.1%
Data processing expenses	728	496	232	46.8%
Direct loan expenses	665	199	466	234.2%
Insurance and surety bond premiums	142	128	14	10.9%
Office supplies, telephone and postage	403	312	91	29.2%
Professional fees	2,538	1,043	1,495	143.3%
Marketing and promotional expenses	44	145	(101)	(69.7%)
Directors fees	69	69	—	0.0%
Regulatory dues	120	56	64	114.3%
Other operating expenses	917	754	163	21.6%
Total non-interest expense	$10,609	$9,764	$845	8.7%

Mortgage World Segment

Total Assets. Mortgage World’s total assets decreased $17.1 million, or 44.5%, to $21.3 million at June 30, 2021 from $38.4 million at December 31, 2020. The decrease in Mortgage World’s total assets was primarily due to decreases of $19.1 million in mortgage loans held for sale, at fair value, and $1.7 million in other assets, offset by an increase of $3.4 million in cash and cash equivalents.

The Company acquired 100% of the common stock of Mortgage World as of July 10, 2020. The results of operations of Mortgage World for the three months ended June 30, 2020 are not included for comparison purposes.

Net Income.  Mortgage World had net income of $84,000 for the three months ended June 30, 2021.

Non-interest Income.  Non-interest income was $2.6 million for the three months ended June 30, 2021.

The following table presents non-interest income for the period indicated:

For the Three Months Ended June 30,
2021
(Dollars in thousands)
Brokerage commissions	$292
Gain on sale of mortgage loans	1,288
Loan origination	971
Other	91
Total non-interest income	$2,642

Non-interest Expense.  Non-interest expense was $2.5 million for the three months ended June 30, 2021.

The following table presents non-interest expense for the period indicated:

For the Three Months Ended June 30,
2021
(Dollars in thousands)
Compensation and benefits	$1,505
Occupancy and equipment	196
Data processing	5
Direct loan expense	486
Insurance and surety bond premiums	1
Office supplies, telephone and postage	64
Professional fees	(53)
Marketing and promotional expenses	4
Other operating expenses	302
Total non-interest expense	$2,510

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

The discussion of the Company’s results of operations for the six months ended June 30, 2021 and 2020 are presented below. Included in the results of operations of the Company for the six months ended June 30, 2021 are the results of operations of Mortgage World which was acquired on July 10, 2020. The results of operations for interim periods may not be indicative of future results.

PDL Community Bancorp Consolidated

Overview. Net income for the six months ended June 30, 2021 was $8.4 million compared to net loss of ($1.8 million) for the six months ended June 30, 2020. Earnings per basic and diluted share was $0.50 for the six months ended June 30, 2021 compared to loss per basic and diluted share of ($0.11) for the six months ended June 30, 2020. The change from the six months ended June 30, 2020 is primarily due to an $11.0 million increase in non-interest income primarily due to $4.8 million, net of expenses, in gain on sale of real property, $2.8 million in income on sale of mortgage loans and $1.5 million in income from loan originations attributable to Mortgage World. The increase in net income was also attributable to a $7.2 million increase in net interest income and a decrease of $145,000 in provision for loan losses. The increase in net income was offset by increases of $5.3 million in non-interest expense and $2.9 million in provision for income taxes.

Interest and Dividend Income.  Interest and dividend income increased $5.6 million, or 22.0%, to $31.0 million for the six months ended June 30, 2021 from $25.4 million for the six months ended June 30, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $5.6 million, or 22.4%, to $30.5 million for the six months ended June 30, 2021 from $24.9 million for the six months ended June 30, 2020, primarily due to an increase in average loans receivable due mostly to PPP lending. Average loans receivable increased 28.7% to $1.29 billion for the six months ended June 30, 2021 as compared to $999.8 million for the six months ended June 30, 2020. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $14,000, or 2.9%, to $493,000 for the six months ended June 30, 2021 from $479,000 million for the six months ended June 30, 2020.

Interest Expense.  Interest expense decreased $1.6 million, or 26.5%, to $4.4 million for the six months ended June 30, 2021 from $6.0 million for the six months ended June 30, 2020, primarily due to lower market interest rates.

Net Interest Income.  Net interest income increased $7.2 million, or 36.9%, to $26.6 million for the six months ended June 30, 2021 from $19.4 million for the six months ended June 30, 2020. The increase for the six months ended June 30, 2021 compared to six months ended June 30, 2020 was attributable to an increase of $5.6 million in interest and dividend income primarily as a result of organic loan growth and a decrease of $1.6 million in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 37 basis points to 3.68% for the six months ended June 30, 2021 from 3.31% for the six months ended June 30, 2020. The increase in the net interest rate spread for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a decrease on the average rates on interest-bearing liabilities of 58 basis points to 0.88% for the six months ended June 30, 2021 from 1.46% for the six months ended June 30, 2020, offset by a decrease in the average yields on interest-earning assets of 21 basis points to 4.56% for the six months ended June 30, 2021 from 4.77% for the six months ended June 30, 2020.

Net interest margin increased 27 basis points for the six months ended June 30, 2021, to 3.92% from 3.65% for the three months ended June 30, 2020, reflecting both our organic loan growth and the amortization of fee income from our PPP lending.

Non-interest Income. Non-interest income increased $11.0 million, to $12.2 million for the six months ended June 30, 2021 from $1.2 million for the six months ended June 30, 2020. The increase in non-interest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to increases of $4.8 million, net of expenses, from gain on the sale of real property, $2.8 million on sale of mortgage loans and $1.5 million in loan originations attributable to Mortgage World. Other increases in non-interest income are $600,000 in other non-interest income, $581,000 in brokerage commissions, $410,000 in late and prepayment charges and $302,000 in service charges and fees.

Non-interest Expense.  Non-interest expense increased $5.3 million, or 24.9%, to $26.6 million for the six months ended June 30, 2021 from $21.3 million for the six months ended June 30, 2020. The increase in non-interest expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 was attributable to increases of $1.7 million in direct loan expenses, $1.2 million in occupancy and equipment, $1.2 million in professional fees, primarily due to an increase in consulting expenses related to a third-party service provider that provided loan origination services related to PPP loans, $364,000 in data processing expenses and $511,000 in other operating expenses.

Income Tax Provision (Benefit).  The Company had an income tax expense of $2.6 million for the six months ended June 30, 2021 and had an income tax benefit of ($249,000) for six months ended June 30, 2020, resulting in effective tax rates of 24.0% and 12.2%, respectively.

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

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated. The results of operations for Mortgage World are not included for the six months ended June 30, 2020, as Mortgage World was acquired by the Company on July 10, 2020.

	Ponce Bank				Mortgage World
	For the Six Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$30,789	$25,423	$5,366	21.1%	$232	$—	$232	—%
Interest expense	4,266	6,113	(1,847)	(30.2%)	212	—	212	—%
Net interest income	26,523	19,310	7,213	37.4%	20	—	20	—%
Provision for loan losses	1,272	1,417	(145)	(10.2%)	—	—	—	—%
Net interest income after provision for loan losses	25,251	17,893	7,358	41.1%	20	—	20	—%
Non-interest income	7,771	1,453	6,318	*	5,000	—	5,000	—%
Non-interest expense	20,609	19,858	751	3.8%	4,801	—	4,801	—%
Income (loss) before income taxes	12,413	(512)	12,925	*	219	—	219	—%
Provision (benefit) for income taxes	2,850	49	2,801	*	98	—	98	—%
Net income (loss)	$9,563	$(561)	$10,124	*	$121	$—	$121	—%

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

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,286,226	$30,528	4.79%	$999,758	$24,944	5.00%
Securities (3)	31,919	346	2.19%	17,484	229	2.63%
Other (4)	53,548	147	0.55%	53,560	250	0.93%
Total interest-earning assets	1,371,693	31,021	4.56%	1,070,802	25,423	4.77%
Non-interest-earning assets	65,102			51,647
Total assets	$1,436,795			$1,122,449
Interest-bearing liabilities:
NOW/IOLA	$31,720	$70	0.45%	$29,359	$77	0.53%
Money market	288,779	615	0.43%	178,589	1,075	1.21%
Savings	129,191	77	0.12%	115,438	72	0.13%
Certificates of deposit	418,722	2,327	1.12%	377,431	3,557	1.90%
Total deposits	868,412	3,089	0.72%	700,817	4,781	1.37%
Advance payments by borrowers	9,999	2	0.04%	8,464	2	0.05%
Borrowings	124,429	1,306	2.12%	114,643	1,195	2.10%
Total interest-bearing liabilities	1,002,840	4,397	0.88%	823,924	5,978	1.46%
Non-interest-bearing liabilities:
Non-interest-bearing demand	254,588	—		136,903	—
Other non-interest-bearing liabilities	13,297	—		4,065	—
Total non-interest-bearing liabilities	267,885	—		140,968	—
Total liabilities	1,270,725	4,397		964,892	5,978
Total equity	166,070			157,557
Total liabilities and total equity	$1,436,795		0.88%	$1,122,449		1.46%
Net interest income		$26,624			$19,445
Net interest rate spread(5)			3.68%			3.31%
Net interest-earning assets (6)	$368,853			$246,878
Net interest margin (7)			3.92%			3.65%
Average interest-earning assets to interest-bearing liabilities			136.78%			129.96%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Six Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$8,341	$(2,757)	$5,584
Securities (2)	256	(139)	117
Other	101	(204)	(103)
Total interest-earning assets	8,698	(3,100)	5,598
Interest-bearing liabilities:
NOW/IOLA	18	(25)	(7)
Money market	1,783	(2,243)	(460)
Savings	11	(6)	5
Certificates of deposit	2,020	(3,250)	(1,230)
Total deposits	3,832	(5,524)	(1,692)
Borrowings	84	27	111
Total interest-bearing liabilities	3,916	(5,497)	(1,581)
Change in net interest income	$4,782	$2,397	$7,179

(1)	Loans include loans and mortgage loans held for sale, at fair value.

(2) Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Net Income.  Ponce Bank net income was $9.6 million for the six months ended June 30, 2021 compared to net loss of ($561,000) for the six months ended June 30, 2020.

Interest Income.  Interest and dividend income increased $5.4 million, or 21.1%, to $30.8 million for the six months ended June 30, 2021 from $25.4 million for the six months ended June 30, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $5.4 million, or 21.5% to $30.3 million for the six months ended June 30, 2021 from $24.9 million for the six months ended June 30, 2020.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$10,367	$9,989	$378	3.8%
Multifamily residential	7,098	6,240	858	13.8%
Nonresidential properties	4,791	4,919	(128)	(2.6%)
Construction and land	3,950	3,369	581	17.2%
Business loans	2,364	374	1,990	*
Consumer loans	1,726	53	1,673	*
Total interest income on loans receivable	$30,296	$24,944	$5,352	21.5%

* Represents more than 500%.

The following table presents interest income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$4	$69	$(65)	(94.2%)
Interest on available-for-sale securities	346	229	117	51.1%
Dividend on FHLBNY stock	143	181	(38)	(21.0%)
Total interest and dividend income	$493	$479	$14	2.9%

Interest Expense.  Interest expense decreased $1.8 million, or 30.2%, to $4.3 million for the six months ended June 30, 2021 from $6.1 million for the six months ended June 30, 2020.

The following table presents interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$2,327	$3,557	$(1,230)	(34.6%)
Money market	623	1,134	(511)	(45.1%)
Savings	78	72	6	8.3%
NOW/IOLA	70	77	(7)	(9.1%)
Advance payments by borrowers	2	2	—	—%
Borrowings	1,166	1,271	(105)	(8.3%)
Total interest expense	$4,266	$6,113	$(1,847)	(30.2%)

Net Interest Income.  Net interest income increased $7.1 million, or 40.1%, to $26.5 million for the six months ended June 30, 2021 from $19.3 million for the six months ended June 30, 2020, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

Provision for loan losses.  The provision for loan losses represents a charge to earnings necessary to establish ALLL that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

The Bank established a provision for loan losses for the six months ended June 30, 2021 of $1.3 million compared to $1.4 million for the six months ended June 30, 2020. The provision for loan losses during the first half of the year primarily reflects the Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers which indicated that it would likely be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

Non-interest Income.  Non-interest income increased $6.3 million, or 434.8%, to $7.8 million for the six months ended June 30, 2021 from $1.5 million for the six months ended June 30, 2020. The increase in non-interest income was primarily due to a $4.8 million gain, net of expenses, from sale of real property.

The following table presents non-interest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$695	$393	$302	76.8%
Brokerage commissions	138	72	66	91.7%
Late and prepayment charges	542	132	410	310.6%
Gain on sale of real property	4,839	—	4,839	—%
Other	1,557	856	701	81.9%
Total non-interest income	$7,771	$1,453	$6,318	434.8%

Non-interest Expense.  Non-interest expense increased $751,000, or 3.8%, to $20.6 million for the six months ended June 30, 2021 from $19.9 for the six months ended June 30, 2020. The increase is primarily due to $995,000 in professional fees primarily related to consulting expenses incurred with a third-party service provider that provided loan origination services related to PPP loans. This was offset by a $2.5 million decrease in compensation and benefits which was specifically related to the allocable portion of employee expenses related to the origination of PPP loans, netted against PPP loan origination fees received from the SBA. Included in non-interest expense for the six months ended June 30, 2021 was $935,000 of expenses incurred as a result of the COVID-19 pandemic.

The following table presents non-interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,427	$8,955	$(2,528)	(28.2%)
Occupancy and equipment	5,126	4,267	859	20.1%
Data processing expenses	1,309	963	346	35.9%
Direct loan expenses	1,127	411	716	174.2%
Insurance and surety bond premiums	288	249	39	15.7%
Office supplies, telephone and postage	755	628	127	20.2%
Professional fees	3,315	2,320	995	42.9%
Marketing and promotional expenses	73	379	(306)	(80.7%)
Directors fees	138	138	—	—%
Regulatory dues	180	102	78	76.5%
Other operating expenses	1,871	1,446	425	29.4%
Total non-interest expense	$20,609	$19,858	$751	3.8%

Mortgage World Segment

The results of operations of Mortgage World for the six months ended June 30, 2020 are not included for comparison purposes.

Net Income.  Mortgage World had net income of $121,000 for the six months ended June 30, 2021.

Non-interest Income.  Non-interest income was $5.0 million for the six months ended June 30, 2021.

The following table presents non-interest income for the period indicated:

For the Six Months Ended June 30,
2021
(Dollars in thousands)
Brokerage commissions	$515
Gain on sale of mortgage loans	2,796
Loan origination	1,510
Other	179
Total non-interest income	$5,000

Non-interest Expense.  Non-interest expense was $4.8 million for the six months ended June 30, 2021.

The following table presents non-interest expense for the period indicated:

For the Six Months Ended June 30,
2021
(Dollars in thousands)
Compensation and benefits	$2,746
Occupancy and equipment	318
Data processing	18
Direct loan expense	1,033
Insurance and surety bond premiums	1
Office supplies, telephone and postage	121
Professional fees	191
Marketing and promotional expenses	13
Other operating expenses	360
Total non-interest expense	$4,801

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of June 30, 2021, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$49,512	(11.62%)
+300	51,750	(7.62%)
+200	53,612	(4.30%)
+100	55,067	(1.70%)
Level	56,021	—%
-100	54,920	(1.97%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At June 30, 2021, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2021, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$144,306	$(36,929)	(20.38%)	9.98%	(2,038)
+300	154,870	(26,365)	(14.55%)	10.53%	(1,455)
+200	164,964	(16,271)	(8.98%)	11.01%	(898)
+100	174,362	(6,873)	(3.79%)	11.43%	(379)
Level	181,235	—	—%	11.67%	—
-100	197,405	16,170	8.92%	12.49%	892

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At June 30, 2021, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at June 30, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2021
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$36,461	$36,461	$36,461	$36,461	$36,461	$36,461	$36,461	$29,631	$66,092
Securities (1)	2,068	6,206	9,441	14,692	38,766	50,372	50,372	(116)	50,256
Placements with banks	2,739	2,739	2,739	2,739	2,739	2,739	2,739	—	2,739
Net loans (includes LHFS)	175,947	311,369	518,136	773,104	1,325,827	1,374,659	1,374,659	(15,773)	1,358,886
FHLBNY stock	6,156	6,156	6,156	6,156	6,156	6,156	6,156	—	6,156
Other assets	—	—	—	—	—	—	—	63,521	63,521
Total	$223,371	$362,931	$572,933	$833,152	$1,409,949	$1,470,387	$1,470,387	$77,263	$1,547,650
Liabilities:
Non-maturity deposits	$57,831	$110,505	$215,853	$283,455	$441,813	$508,172	$508,172	$296,025	$804,197
Certificates of deposit	71,586	142,863	246,634	299,573	427,964	431,964	431,964	—	431,964
Other liabilities	—	3,000	50,880	102,255	109,255	109,255	109,255	30,344	139,599
Total liabilities	129,417	256,368	513,367	685,283	979,032	1,049,391	1,049,391	326,369	1,375,760
Capital	—	—	—	—	—	—	—	171,890	171,890
Total liabilities and capital	$129,417	$256,368	$513,367	$685,283	$979,032	$1,049,391	$1,049,391	$498,259	$1,547,650
Asset/liability gap	$93,954	$106,563	$59,566	$147,869	$430,917	$420,996	$420,996
Gap/assets ratio	172.60%	141.57%	111.60%	121.58%	144.01%	140.12%	140.12%

(1)	Includes available-for-sale securities and held-to-maturity securities.

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

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and EVE tables presented assume that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and EVE tables provide an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and EVE and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At June 30, 2021 and December 31, 2020, the Bank had $109.3 million and $117.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $31.5 million and $61.5 million, respectively. At June 30, 2021 and December 31, 2020, there was eligible collateral of approximately $363.2 million and $336.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at June 30, 2021 and December 31, 2020. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of June 30, 2021 and December 31, 2020.

Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans. As of June 30, 2021, the maximum credit line of $20.0 million, of which $13.1 million was utilized, with $6.9 million remaining unused. As of December 31, 2020, the maximum credit line of $34.9 million, of which $30.0 million was utilized, with $4.9 million remaining unused.

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

Net cash provided by (used in) operating activities was $28.4 million and ($3.9 million) for the six months ended June 30, 2021 and 2020, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, and proceeds from the sale of real estate was $(219.2 million) and $(111.5 million) for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts, advances, and repurchase and sale of treasury stock, was $184.8 million and $164.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

At June 30, 2021 and December 31, 2020, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at June 30, 2021 and December 31, 2020. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2021 and December 31, 2020, the Company had outstanding commitments to originate loans and extend credit of $214.8 million and $151.3 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $246.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended June 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2021, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

The COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements and observe social distancing. These actions, together with responses to the pandemic by businesses and individuals, have resulted in reduced commercial and consumer activity, temporary and potentially permanent closures of many businesses that have led to loss of revenues and increased unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, changes in consumer behavior related to COVID-19 pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy may maintain a low interest rate environment until at least the end of 2023. These changes have a significant adverse effect on the regions and markets in which we conduct our business and the demand for our products and services.

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

In support of our business customers, the Bank participated in the SBA Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES ACT”), to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. Under this program, the Bank originated 5,340 PPP loans for new and existing customers of which 4,798 loans totaling $241.5 million were outstanding at June 30, 2021. We also have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19 in the form of payment deferral of principal and interest under the CARES Act. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructured (“TDR”) classification under accounting principles generally accepted in the United States (“U.S. GAAP”). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs. Through June 30, 2021, 417 loans aggregating $385.0 million had received forbearance, primarily consisting of the deferral of principal, interest, and escrow payments for a period of three months, of which 23 loans have since been paid-off by borrowers as of June 30, 2021. As of June 30, 2021, 353 loans aggregating $318.7 million were no longer in forbearance and continue performing pursuant to their terms and 41 loans in the amount of $47.8 million remained in forbearance as a result of renewed forbearance for a period of three months. Of the 41 loans receiving renewed forbearance, 27 loans, totaling $23.3 million are related to one-to-four family residential real estate. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance.

Although New York is no longer the hotbed of the COVID-19 pandemic in the United States, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including alternating employees working from home and in the office, and have implemented business continuity plans and protocols to the extent appropriate. In this regard, all back-office and lending personnel continue to work in a remote work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company also proactively manages its day-to-day operations by using video and telephonic conferencing.

We may take such further actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by the COVID-19 pandemic or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

Although vaccine programs addressing the COVID-19 pandemic have commenced, it is not possible to accurately predict when or the extent to which normal economic and operating conditions will resume. Recently most of our market areas are reporting a fairly significant increase in COVID transmissions, which we understand from public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. For this reason, the extent to which the COVID-19 pandemic affects our credit quality, business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen.

We have increased our multifamily, nonresidential and construction and land loans, and intend to continue to increase originations of these types of loans. These loans may carry greater credit risk than loans secured by one-to-four family real estate that could adversely affect our financial condition and net income.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At June 30, 2021 $655.0 million, or 48.0%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans. At December 31, 2020, $632.2 million, or 53.9%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $556.8 million, or 57.6%, of our loan portfolio at December 31, 2019. Because the repayment of multifamily, nonresidential and construction and land loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment. Further, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our multifamily, nonresidential and construction and land loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

 Some of our borrowers have more than one of these types of loans outstanding. At June 30, 2021, 63,889 loans with an aggregate balance of $1.2 billion are to borrowers with only one loan. Another 579 loans are to borrowers with two loans each with a corresponding aggregate balance of $136.9 million. In addition, there are 28 borrowers with three loans each with a corresponding aggregate balance of $32.7 million and 11 borrowers with four loans each with a corresponding aggregate balance of $2.4 million.

At December 31, 2020, 40,088 loans with an aggregate balance of $1.0 billion are to borrowers with only one loan. Another 178 loans are to borrowers with two loans each with a corresponding aggregate balance of $117.7 million. In addition, there are 10 borrowers with three loans each with a corresponding aggregate balance of $9.1 million and four borrowers with four loans each with a corresponding aggregate balance of $1.7 million. There is one borrower with seven loans with an aggregate balance of $1.1 million.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2021, $424.2 million, or 31.1%, of our loan portfolio consisted of one-to-four family residential real estate loans. Of these amounts, $325.4 million, or 76.7% are comprised of one-to-four family residential investor-owned properties. At December 31, 2020 and 2019, one-to-four family residential real estate loans amounted to $418.4 million and $397.2 million, or 35.7% and 41.2%, respectively, of our total loan portfolio. Of these amounts, $319.6 million and $305.3 million, or 76.4% and 76.9%, respectively, are comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

One-to-four family residential mortgage lending, whether owner-occupied or non-owner-occupied, with higher combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their properties, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. In addition, the current judicial and legal climate makes it difficult to foreclose on residential properties expeditiously and with reasonable costs. For these reasons, we may experience higher rates of delinquencies, default and losses on our one-to-four family residential mortgage loans. We have made initial and extended forbearances to one-to-four family residential loans as short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies. We actively monitor borrowers in forbearance and seek to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period.

Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties

Loans that we make through our FinTech partnerships may expose us to increased lending risk

In 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain. The product, Grain, is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. Under the terms of its agreement with Grain, the Bank is the lender and depository for Grain-originated microloans and, where applicable, security deposits, to consumers, with credit lines currently up to $1,000. Grain originates and services the loans and is responsible for maintaining compliance with the Bank's origination and servicing standards. To the extent such standards are not maintained, Grain is responsible for any related losses. The Company, pursuant to its partnership with Grain, has originated 66,400 consumer loans with balances totaling $36.1 million and 17,089 deposit accounts totaling $3.6 million at March 31, 2021. The Company is seeking to provide additional digital banking services to these customers and to extend Grain to its retail customers. We intend to continue growing this portfolio over the next several years. Our concentration guideline is to limit Grain loans in the aggregate to 50% of Tier 1 capital or $75.9 million at March 31, 2021. In the event Grain is unable to reimburse us for any related losses beyond the level we have provided for in our allowance for loan losses, we may need to increase our provision for loan losses, which could materially decrease our net income. Additionally, Grain is a start-up company which entails inherently greater risk. Like other start-up companies, there is a higher level of risk that Grain may not be able to execute its business plan and may fail. In the event Grain were to cease operations, the Bank may have greater difficulty in collecting on loans serviced by Grain.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At June 30, 2021, and December 31, 2020, our allowance for loan losses totaled $15.9 million, $14.9 million, which represented 1.16% and 1.27% of total loans, respectively. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

The Financial Accounting Standards Board has delayed the effective date of the implementation of Current Expected Credit Loss, or CECL, standard. CECL will be effective for Ponce Financial and Ponce Bank on January 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.

As of June 30, 2021, we held and serviced a portfolio of 5,340 loans originated under the PPP with a balance of $261.4 million. The PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

We may incur losses due to minority investments in other financial technology related companies.

 At June 30, 2021 we have invested $500,000 in Grain and are considering an additional investment of up to $500,000 prior to the completion of the offering. As part of our business strategy, we may from time to time make or consider making additional minority investments in Grain or other financial technology companies in the financial services business. We may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord's ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired.

The Federal Reserve Board may require us to commit capital resources to support Ponce Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Ponce Financial to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios and this could have an adverse effect on our earnings.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Our 2018 Equity Incentive Plan has increased our expenses and reduced our income, and may dilute your ownership interests.

Our stockholders previously approved the PDL Community Bancorp 2018 Long-Term Incentive Plan. During the six months ended June 30, 2021 and the year ended December 31, 2020, we recognized $703,000 and $1.4 million, respectively, in non-interest expense relating to this stock benefit plan, and we will recognize additional expenses in the future as additional grants are made and awards vest.

We may fund the 2018 Long-Term Incentive Plan either through open market purchases or authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Our intention is to fund the plan through open market purchases. However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock issuances under the plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	35,841	$11.15	35,841	692,024
May 1, 2021 - May 31, 2021	3,208	$11.31	3,208	—	(1)
June 1, 2021 - June 30, 2021	—	$—	—	—
Total	39,049	$11.16
(1)	The fourth repurchase program was terminated on May 4, 2021.

The Company repurchased 39,049 shares and 146,766 shares of its common stock at an aggregate cost of $435,809 and $1.6 million during the three and six months ended June 30, 2021, respectively.

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was authorized to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was authorized to repurchase up to 878,835 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s second share repurchase program was terminated on March 27, 2020 in response to the uncertainty related to the unfolding COVID-19 pandemic. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was authorized to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s third share repurchase program expired on November 30, 2020. On December 14, 2020, the Company adopted a fourth share repurchase program. Under this fourth program, the Company was authorized to repurchase up to 852,302 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The fourth repurchase program was terminated on May 4, 2021.

As of June 30, 2021, the Company had repurchased a total of 1,670,619 shares under the repurchase programs at a weighted average price of $13.22 per share, of which 1,135,086 were reported as treasury stock. Of the 1,670,619 shares repurchased, 186,960 shares have been used for grants awarded to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2020 and 2019. Of these 186,960 shares, 166 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock.

In addition, on April 22, 2021, 348,739 shares were sold to Banc of America Strategic Investments Corporation in a privately negotiated transaction for an aggregate purchase price of $4.7 million. The shares were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof. The proceeds are being used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

2.1

Plan of Conversion and Reorganization of Ponce Bank Mutual Holding Company dated May 25, 2021 (attached as Exhibit 2.1 to the Registrant’s Form 8-K (Filed No. 001-38224) filed with the Commission on May 25, 2021).

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

10.12	Specimen Form of Stock Option Agreement for Employees (attached as Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

10.13	Specimen Form of Stock Option Agreement for Non-Employee Directors (attached as Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

21.1	Subsidiaries of the Registrant (attached as Exhibit 21.1 to the Registrant’s Form 10-K/A (File No. 001-38224) filed with the Commission on May 24, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 13, 2021	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 13, 2021	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer