Form 10-Q
period 2021-09-30
PDL Community Bancorp
filed 2021-11-15
CIK 1703489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 17,330,942 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2021 and December 31, 2020

(Dollars in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and due from banks (Note 3):
Cash	$29,365	$26,936
Interest-bearing deposits in banks	33,673	45,142
Total cash and cash equivalents	63,038	72,078
Available-for-sale securities, at fair value (Note 4)	104,358	17,498
Held-to-maturity securities, at amortized cost (fair value 2021 $1,398; 2020 $1,722) (Note 4)	1,437	1,743
Placements with banks	2,490	2,739
Mortgage loans held for sale, at fair value	13,930	35,406
Loans receivable, net of allowance for loan losses - 2021 $16,008; 2020 $14,870 (Note 5)	1,302,238	1,158,640
Accrued interest receivable	13,360	11,396
Premises and equipment, net (Note 6)	34,081	32,045
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	6,001	6,426
Deferred tax assets (Note 9)	4,826	4,656
Other assets	14,793	12,604
Total assets	$1,560,552	$1,355,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,249,261	$1,029,579
Accrued interest payable	238	60
Advance payments by borrowers for taxes and insurance	9,118	7,019
Advances from the FHLBNY and others (Note 8)	106,255	117,255
Warehouse lines of credit (Note 8)	11,261	29,961
Mortgage loan funding payable (Note 8)	1,136	1,483
Other liabilities	9,396	10,330
Total liabilities	1,386,665	1,195,687
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,330,942 shares outstanding as of September 30, 2021 and 18,463,028 shares issued and 17,125,969 shares outstanding as of December 31, 2020	185	185
Treasury stock, at cost; 1,132,086 shares as of September 30, 2021 and 1,337,059 shares as of December 31, 2020 (Note 10)	(15,069)	(18,114)
Additional paid-in-capital	86,360	85,105
Retained earnings	107,977	97,541
Accumulated other comprehensive income (Note 15)	(621)	135
Unearned compensation ─ ESOP; 494,562 shares as of September 30, 2021 and 530,751 shares as of December 31, 2020 (Note 10)	(4,945)	(5,308)
Total stockholders' equity	173,887	159,544
Total liabilities and stockholders' equity	$1,560,552	$1,355,231

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest on loans receivable	$16,991	$13,375	$47,519	$38,319
Interest on deposits due from banks	9	5	13	74
Interest and dividend on available-for-sale securities and FHLBNY stock	425	223	914	633
Total interest and dividend income	17,425	13,603	48,446	39,026
Interest expense:
Interest on certificates of deposit	1,010	1,597	3,337	5,154
Interest on other deposits	354	500	1,118	1,726
Interest on borrowings	621	655	1,927	1,850
Total interest expense	1,985	2,752	6,382	8,730
Net interest income	15,440	10,851	42,064	30,296
Provision for loan losses (Note 5)	572	620	1,844	2,037
Net interest income after provision for loan losses	14,868	10,231	40,220	28,259
Non-interest income:
Service charges and fees	494	236	1,189	629
Brokerage commissions	270	447	923	519
Late and prepayment charges	329	145	871	277
Income on sale of mortgage loans	1,175	1,372	3,971	1,372
Loan origination	625	269	2,135	269
Gain on sale of real property	—	4,412	4,812	4,412
Other	341	371	1,567	970
Total non-interest income	3,234	7,252	15,468	8,448
Non-interest expense:
Compensation and benefits	6,427	5,554	16,303	15,207
Occupancy and equipment	2,849	2,584	8,321	6,878
Data processing expenses	917	596	2,244	1,559
Direct loan expenses	696	437	2,856	848
Insurance and surety bond premiums	147	138	436	387
Office supplies, telephone and postage	626	386	1,502	1,014
Professional fees	1,765	1,553	5,929	4,516
Marketing and promotional expenses	51	127	137	506
Directors fees	67	69	205	207
Regulatory dues	74	49	254	151
Other operating expenses	1,113	834	3,101	2,311
Total non-interest expense	14,732	12,327	41,288	33,584
Income before income taxes	3,370	5,156	14,400	3,123
Provision for income taxes (Note 9)	1,318	1,147	3,964	898
Net income	$2,052	$4,009	$10,436	$2,225
Earnings per share (Note 11):
Basic	$0.12	$0.24	$0.62	$0.13
Diluted	$0.12	$0.24	$0.62	$0.13
Weighted average shares outstanding (Note 11):
Basic	16,823,731	16,612,205	16,703,997	16,711,677
Diluted	16,914,833	16,612,205	16,746,554	16,724,199

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$2,052	$4,009	$10,436	$2,225
Net change in unrealized gains (losses) on available-for-sale securities :
Unrealized (losses) gains	(730)	23	(899)	188
Income tax (benefit) effect	150	(5)	143	(40)
Total other comprehensive (loss) income, net of tax	(580)	18	(756)	148
Total comprehensive income	$1,472	$4,027	$9,680	$2,373

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2021

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2020	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	2,452	—	—	2,452
Other comprehensive loss, net of tax	—	—	—	—	—	(107)	—	(107)
Treasury stock	(107,717)	—	(1,171)	—	—	—	—	(1,171)
ESOP shares committed to be released (12,063 shares)	—	—	—	13	—	—	121	134
Share-based compensation	—	—	—	352	—	—	—	352
Balance, March 31, 2021	17,018,252	$185	$(19,285)	$85,470	$99,993	$28	$(5,187)	$161,204
Net income	—	—	—	—	5,932	—	—	5,932
Other comprehensive loss, net of tax	—	—	—	—	—	(69)	—	(69)
Treasury stock	309,690	—	4,216	91	—	—	—	4,307
ESOP shares committed to be released (12,063 shares)	—	—	—	43	—	—	121	164
Share-based compensation	—	—	—	352	—	—	—	352
Balance, June 30, 2021	17,327,942	$185	$(15,069)	$85,956	$105,925	$(41)	$(5,066)	$171,890
Net income	—	—	—	—	2,052	—	—	2,052
Other comprehensive loss, net of tax	—	—	—	—	—	(580)	—	(580)
Treasury stock	3,000	—	—	—	—	—	—	—
ESOP shares committed to be released (12,063 shares)	—	—	—	53	—	—	121	174
Share-based compensation	—	—	—	351	—	—	—	351
Balance, September 30, 2021	17,330,942	$185	$(15,069)	$86,360	$107,977	$(621)	$(4,945)	$173,887

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)

Nine Months Ended September 30, 2020

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net loss	—	—	—	—	(1,213)	—	—	(1,213)
Other comprehensive income, net of tax	—	—	—	—	—	90	—	90
Treasury stock	(151,394)	—	(2,012)	—	—	—	—	(2,012)
ESOP shares committed to be released (12,063 shares)	—	—	—	3	—	—	121	124
Share-based compensation	—	—	—	352	—	—	—	352
Balance, March 31, 2020	17,299,740	$185	$(16,490)	$85,132	$92,475	$110	$(5,669)	$155,743
Net loss	—	—	—	—	(571)	—	—	(571)
Other comprehensive income, net of tax	—	—	—	—	—	40	—	40
Treasury stock	(65,449)	—	(682)	—	—	—	—	(682)
ESOP shares committed to be released (12,063 shares)	—	—	—	3	—	—	120	123
Share-based compensation	—	—	—	346	—	—	—	346
Balance, June 30, 2020	17,234,291	$185	$(17,172)	$85,481	$91,904	$150	$(5,549)	$154,999
Net loss	—	—	—	—	4,009	—	—	4,009
Other comprehensive income, net of tax	—	—	—	—	—	18	—	18
Treasury stock	(117,942)	—	(1,109)	—	—	—	—	(1,109)
ESOP shares committed to be released (12,063 shares)	—	—	—	(15)	—	—	121	106
Share-based compensation	—	—	—	351	—	—	—	351
Balance, September 30, 2020	17,116,349	$185	$(18,281)	$85,817	$95,913	$168	$(5,428)	$158,374

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2021 and 2020

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$10,436	$2,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums/discounts on securities, net	57	(7)
Gain (loss) on sale of loans	(46)	62
Gain on sale of real property	(4,812)	(4,412)
Gain on derivatives	(345)	(58)
Provision for loan losses	1,844	2,037
Depreciation and amortization	1,885	1,878
ESOP compensation	513	402
Share-based compensation expense	1,055	1,049
Deferred income taxes	16	131
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, fair value	20,444	(1,521)
Increase in accrued interest receivable	(1,964)	(6,013)
Increase in other assets	(1,844)	(7,393)
Increase (decrease) in accrued interest payable	178	(39)
Increase in advance payments by borrowers	2,099	1,391
(Decrease) increase in mortgage loan funding payable	(347)	220
(Decrease) increase in other liabilities	(1,139)	7,415
Net cash provided by (used in) operating activities	28,030	(2,633)
Cash Flows From Investing Activities:
Business acquisition, net of cash acquired	—	(1,005)
Proceeds from redemption of FHLBNY stock	1,102	4,378
Purchases of FHLBNY Stock	(677)	(5,057)
Purchases of available-for-sale securities	(94,186)	(10,113)
Proceeds from sale of available-for-sale securities	3,641	—
Proceeds from maturities, calls and principal repayments on available-for-sale securities	3,156	17,288
Placements with banks	249	(2,739)
Proceeds from sales of loans	12,991	3,977
Net increase in loans	(157,354)	(159,295)
Proceeds from sale of real property	8,152	4,743
Purchases of premises and equipment	(7,262)	(1,336)
Net cash used in investing activities	(230,188)	(149,159)
Cash Flows From Financing Activities:
Net increase in deposits	219,682	191,201
Repurchase of treasury stock	(1,607)	(3,803)
Proceeds from the sale of treasury stock	4,743	—
Proceeds from advances from FHLBNY	11,500	184,730
Repayments of advances from FHLBNY	(22,500)	(171,851)
Net advances on warehouse lines of credit	(18,700)	(70)
Net cash provided by financing activities	193,118	200,207
Net (decrease) increase in cash and cash equivalents	(9,040)	48,415
Cash and Cash Equivalents including restricted cash:
Beginning	72,078	27,677
Ending	$63,038	$76,092

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended September 30, 2021 and 2020

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$6,204	$8,769

Cash paid for income taxes	$5,848	$98

Supplemental schedule of non-cash investing activities:
Acquisitions
Non-cash assets acquired:
Mortgage loans held for sale, at fair value	$—	$10,549
Premises and equipment, net	—	302
Other assets	—	772
Total non-cash assets acquired	—	11,623
Liabilities assumed:
Warehouse lines of credit	—	9,135
Mortgage loans funding payable	—	1,237
Other liabilities	—	246
Total liabilities assumed	—	10,618
Net non-cash assets acquired	—	1,005

Cash and cash equivalents acquired	—	750
Consideration paid	$—	$1,755

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

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

The financial impact of the COVID-19 pandemic is still unknown at this time. However, if the pandemic continues for a sustained period of time, it may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, loan portfolio, financial condition, and results of operations. During the nine months ended September 30, 2021, the provision for loan losses amounted to $1.8 million primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has on its local economy and its loan portfolio. Therefore, there is a reasonable probability that the Company’s allowance for loan losses as of September 30, 2021 may change thereafter and could result in a material adverse change to the Company’s provision for loan losses, earnings and capital.

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

Interim Financial Statements: The interim consolidated financial statements at September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

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

Derivative Financial Instruments: The Company, through Mortgage World, uses derivative financial instruments as part of its price risk management activities. All such derivative financial instruments are designated as free-standing derivative instruments. In accordance with FASB Accounting Standards Codification (“ASC”) 815-25, “Derivatives and Hedging,” all derivative instruments are recognized as assets or liabilities on the consolidated statements of financial condition at their fair value. Changes in the fair value of these derivatives are reported in current period earnings.

Additionally, to facilitate the sale of mortgage loans, Mortgage World may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of September 30, 2021, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

Revenue from Contracts with Customers: The Company’s revenue from contracts with customers in the scope of ASC 606, “Revenue from Contract with Customers,” is recognized within noninterest income. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company's primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of ASC 606.

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

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. As of September 30, 2021, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases 13 branches and mortgage offices and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its 13 leased branches and mortgage offices. The Company is utilizing a new lease accounting tool to assist in the computations of its right to use asset and corresponding lease obligations for the operating leases.

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
(in thousands)
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

Cash and cash equivalents include Mortgage World restricted cash which consists of escrows due to HUD for upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers and good faith deposits received from commercial loan customers relating to the closing of a commercial loan. As of September 30, 2021 and December 31, 2020, the total amount of restricted cash was $95,000 and $150,000, respectively, and these were reflected on the consolidated statements of financial condition.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,980	$3	$—	$2,983
Corporate Bonds	20,409	193	(60)	20,542
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	20,393	4	(143)	20,254
FNMA Certificates	61,201	—	(815)	60,386
GNMA Certificates	186	7	—	193
Total available-for-sale securities	$105,169	$207	$(1,018)	$104,358

Held-to-Maturity Securities:
FHLMC Certificates	$1,437	$—	$(39)	$1,398
Total held-to-maturity securities	$1,437	$—	$(39)	$1,398

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$10,381	$95	$(13)	$10,463
Mortgage-Backed Securities:
FHLMC Certificates	3,201	—	(5)	3,196
FNMA Certificates	3,506	61	—	3,567
GNMA Certificates	263	9	—	272
Total available-for-sale securities	$17,351	$165	$(18)	$17,498

Held-to-Maturity Securities:
FHLMC Certificates	$1,743	$—	$(21)	$1,722
Total held-to-maturity securities	$1,743	$—	$(21)	$1,722

There was one security classified as held-to-maturity as of September 30, 2021 and December 31, 2020. There were two available-for-sale security in the amount of $3.6 million and no held-to-maturity securities sold during the nine months ended September 30, 2021. There were no available-for-sale securities and held-to-maturity securities sold during the year ended December 31, 2020. No securities matured and/or were called during the nine months ended September 30, 2021 and $17.8 million securities matured and/or were called during the year ended December 31, 2020. The Company purchased $94.2 million in available-for-sale securities during the nine months ended September 30, 2021 and $13.6 million in available-for-sale securities and $1.7 million in held-to-maturity securities during the year ended December 31, 2020.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$11,939	$(60)	$—	$—	$11,939	$(60)
Mortgage-Backed
Collateralized Mortgage Obligations	15,536	(143)	—	—	15,536	(143)
FNMA Certificates	60,293	(815)	—	—	60,293	(815)
Total available-for-sale securities	$87,768	$(1,018)	$—	$—	$87,768	$(1,018)
Held-to-Maturity Securities:
FHLMC Certificates	$—	$—	$1,398	$(39)	$1,398	$(39)
Total held-to-maturity securities	$—	$—	$1,398	$(39)	$1,398	$(39)

	December 31, 2020
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$1,717	$(13)	$—	$—	$1,717	$(13)
Mortgage-Backed
FHLMC Certificates	3,196	(5)	—	—	3,196	(5)
Total available-for-sale securities	$4,913	$(18)	$—	$—	$4,913	$(18)
Held-to-Maturity Securities:
FHLMC Certificates	$1,722	$(21)	$—	$—	$1,722	$(21)
Total held-to-maturity securities	$1,722	$(21)	$—	$—	$1,722	$(21)

The Company’s investment portfolio had 26 and 8 available-for-sale securities at September 30, 2021 and December 31, 2020, respectively, and one held-to-maturity security at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had 17 and 3 available-for-sale securities, respectively, and one held-to-maturity security at September 30, 2021 and December 31, 2020 with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2021 and December 31, 2020 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

The following is a summary of maturities of securities at September 30, 2021 and December 31, 2020. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	September 30, 2021
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	2,980	2,983
More than five years through ten years	—	—
	2,980	2,983
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
After three months through one year	—	—
After one year through five years	7,110	7,105
More than five years through ten years	13,299	13,437
	20,409	20,542
Mortgage-Backed Securities	81,780	80,833
Total available-for-sale securities	$105,169	$104,358
Held-to-Maturity Securities:
FHLMC Certificates	$1,437	$1,398
Total held-to-maturity securities	$1,437	$1,398

	December 31, 2020
	Amortized	Fair
	Cost	Value
	(in thousands)
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

There were no securities pledged at September 30, 2021 and December 31, 2020.

The held-to-maturity securities held at September 30, 2021 and December 31, 2020 will mature on October 1, 2050.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses

Loans receivable at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$319,346	$319,596
Owner-Occupied	97,493	98,795
Multifamily residential	317,575	307,411
Nonresidential properties	211,075	218,929
Construction and land	133,130	105,858
Total mortgage loans	1,078,619	1,050,589
Nonmortgage loans:
Business loans (1)	207,859	94,947
Consumer loans (2)	36,095	26,517
Total non-mortgage loans	243,954	121,464
Total loans, gross	1,322,573	1,172,053
Net deferred loan origination costs	(4,327)	1,457
Allowance for loan losses	(16,008)	(14,870)
Loans receivable, net	$1,302,238	$1,158,640

(1)

As of September 30, 2021 and December 31, 2020, business loans include $195.9 million and $85.3 million, respectively, of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

(2)

As of September 30, 2021 and December 31, 2020, consumer loans include $35.5 million and $25.5 million, respectively, related to Grain Technologies, LLC (“Grain”). Grain is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies.

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

The following tables present credit risk ratings by loan segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(Dollars in thousands)
Risk Rating:
Pass	$407,746	$305,790	$208,728	$125,558	$207,859	$36,095	$1,291,776
Special mention	504	5,356	—	6,650	—	—	12,510
Substandard	8,589	6,429	2,347	922	—	—	18,287
Total	$416,839	$317,575	$211,075	$133,130	$207,859	$36,095	$1,322,573

	December 31, 2020
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$406,993	$301,015	$213,882	$88,645	$94,947	$26,517	$1,131,999
Special mention	2,333	—	—	17,213	—	—	19,546
Substandard	9,065	6,396	5,047	—	—	—	20,508
Total	$418,391	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of September 30, 2021 and December 31, 2020, is as follows:

	September 30, 2021
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,668	$—	$708	$970	$319,346	$1,907	$—
Owner-Occupied	95,585	—	159	1,749	97,493	3,290	—
Multifamily residential	314,998	—	—	2,577	317,575	2,577	—
Nonresidential properties	211,075	—	—	—	211,075	1,489	—
Construction and land	133,130	—	—	—	133,130	922	—
Nonmortgage loans:
Business	207,729	130	—	—	207,859	—	—
Consumer	32,829	1,805	1,461	—	36,095	—	—
Total	$1,313,014	$1,935	$2,328	$5,296	$1,322,573	$10,185	$—

	December 31, 2020
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$313,960	$2,222	$1,507	$1,907	$319,596	$3,058	$—
Owner-Occupied	95,775	1,572	348	1,100	98,795	3,250	—
Multifamily residential	305,325	1,140	—	946	307,411	946	—
Nonresidential properties	215,657	—	—	3,272	218,929	4,429	—
Construction and land	105,858	—	—	—	105,858	—	—
Nonmortgage loans:
Business	94,847	100	—	—	94,947	—	—
Consumer	25,529	497	316	175	26,517	—	—
Total	$1,156,951	$5,531	$2,171	$7,400	$1,172,053	$11,683	$—

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of and for the three and nine months ended September 30, 2021 and 2020, and as of and for the year ended December 31, 2020:

	For the Nine Months Ended September 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(81)	(46)	67	(124)	240	14	1,774	1,844
Losses charged-off	—	—	—	—	—	—	(782)	(782)
Recoveries	—	—	—	—	—	7	69	76
Balance, end of period	$3,769	$1,214	$5,281	$2,070	$2,060	$275	$1,339	$16,008
Ending balance: individually evaluated for impairment	$98	$116	$—	$39	$—	$—	$—	$253
Ending balance: collectively evaluated for impairment	3,671	1,098	5,281	2,031	2,060	275	1,339	15,755
Total	$3,769	$1,214	$5,281	$2,070	$2,060	$275	$1,339	$16,008
Loans:
Ending balance: individually evaluated for impairment	$5,028	$5,687	$2,577	$2,228	$922	$—	$—	$16,442
Ending balance: collectively evaluated for impairment	314,318	91,806	314,998	208,847	132,208	207,859	36,095	1,306,131
Total	$319,346	$97,493	$317,575	$211,075	$133,130	$207,859	$36,095	$1,322,573

	For the Three Months Ended September 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875
Provision charged to expense	(66)	5	(112)	(29)	104	(74)	744	572
Losses charged-off	—	—	—	—	—	—	(510)	(510)
Recoveries	—	—	—	—	—	2	69	71
Balance, end of period	$3,769	$1,214	$5,281	$2,070	$2,060	$275	$1,339	$16,008

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Nine Months Ended September 30, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
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
	(in thousands)
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
	(in thousands)
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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the nine months ended September 30, 2021 and 2020 and as of and for the year ended December 31, 2020:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$11,107	$8,701	$2,014	$10,715	$214	$12,166	$189
Multifamily residential	2,555	2,577	—	2,577	—	939	—
Nonresidential properties	2,716	1,866	362	2,228	39	4,404	38
Construction and land	922	922	—	922	—	154	—
Nonmortgage loans:
Business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	24	—
Total	$17,300	$14,066	$2,376	$16,442	$253	$17,687	$227

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential	$12,715	$9,688	$2,166	$11,854	$257	$12,190	$146
Multifamily residential	207	210	—	210	—	44	—
Nonresidential properties	5,639	4,873	372	5,245	38	5,369	54
Construction and land	—	—	—	—	—	751	—
Nonmortgage loans:
Business	—	—	—	—	—	17	—
Consumer	—	—	—	—	—	—	—
Total	$18,561	$14,771	$2,538	$17,309	$295	$18,371	$200

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$14,118	$10,613	$2,609	$13,222	$252	$12,306	$321
Multifamily residential	946	946	—	946	—	231	34
Nonresidential properties	5,632	4,813	371	5,184	40	5,339	33
Construction and land	—	—	—	—	—	405	—
Nonmortgage loans:
Business	—	—	—	—	—	8	—
Consumer	—	—	—	—	—	—	—
Total	$20,696	$16,372	$2,980	$19,352	$292	$18,289	$388

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the nine months ended September 30, 2021, and for the year ended December 31, 2020, there were no loans restructured as a troubled debt restructuring.

At September 30, 2021, there were 30 troubled debt restructured loans totaling $8.8 million of which $6.3 million are on accrual status. At December 31, 2020, there were 32 troubled debt restructured loans totaling $9.7 million of which $6.6 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $253,000 and $292,000 at September 30, 2021 and December 31, 2020, respectively.

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

Mortgage Loans Held for Sale at Fair Value

At September 30, 2021 and at December 31, 2020, 25 loans and 70 loans related to Mortgage World in the amount of $13.9 million and $34.4 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. At December 31, 2020, there was one loan in the amount of $1.0 million held for sale related to the Bank. Refer to Note 13 Fair Value for additional information.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6.Premises and Equipment

Premises and equipment at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Land	$3,283	$3,897
Buildings and improvements	18,029	17,119
Leasehold improvements	26,476	26,104
Furniture, fixtures and equipment	9,361	9,184
	57,149	56,304
Less: accumulated depreciation and amortization	(23,068)	(24,259)
Total premises and equipment	$34,081	$32,045

Depreciation and amortization expense amounted to $646,000 and $652,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million for both the nine months ended September 30, 2021 and 2020, and are included in occupancy and equipment in the accompanying consolidated statements of operations. Compared to December 31, 2020, buildings and improvements increased by $910,000 million to $18.0 million as a result of $3.2 million related to a new building, offset by $2.3 million due to the sale of real property and other disposals. Leasehold improvements increased by $372,000 to $26.5 million due to $2.6 million primarily as a result of renovations of premises, offset by $2.2 million as a due to the sale of real property. Furniture, fixtures and equipment increased by $177,000 to $9.4 million primarily as a result of renovations of premises. Land decreased by $614,000 to $3.3 million as a result of sale of real property.

Note 7.	Deposits

Deposits at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Demand (1)	$297,777	$189,855
Interest-bearing deposits:
NOW/IOLA accounts	28,025	39,296
Money market accounts	199,758	136,258
Reciprocal deposits	147,226	131,363
Savings accounts	142,851	125,820
Total NOW, money market, reciprocal and savings	517,860	432,737
Certificates of deposit of $250K or more	70,996	78,435
Brokered certificates of deposits (2)	83,505	52,678
Listing service deposits (2)	66,340	39,476
Certificates of deposit less than $250K	212,783	236,398
Total certificates of deposit	433,624	406,987
Total interest-bearing deposits	951,484	839,724
Total deposits	$1,249,261	$1,029,579
(1)	As of September 30, 2021 and December 31, 2020, included in demand deposits are deposits related to net PPP funding.
(2)

As of September 30, 2021 and December 31, 2020, there were $28.9 million and $27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7.Deposits (Continued)

At September 30, 2021 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2022	$251,016
2023	52,385
2024	28,895
2025	41,128
2026	56,200
Thereafter	4,000
$433,624

Overdrawn deposit accounts that have been reclassified to loans amounted to $121,000 and $102,000 as of September 30, 2021 and December 31, 2020, respectively.
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

The Bank had $106.3 million and $109.3 million of outstanding term advances from the FHLBNY at September 30, 2021 and December 31, 2020, respectively. The Bank repaid $11.0 million in advances from FHLBNY during the nine months ended September 30, 2021. Additionally, the Bank had an unsecured line of credit in the amount of $25.0 million with a correspondent bank at both September 30, 2021 and December 31, 2020, none of which was outstanding as of such dates. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $31.5 million and $61.5 million at September 30, 2021 and December 31, 2020, respectively.

Borrowed funds at September 30, 2021 and December 31, 2020 consist of the following and are summarized by maturity and call date below:

	September 30,			December 31,
	2021			2020
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Overnight line of credit advance	$—	$—	—%	$8,000	$8,000	0.34%

FHLBNY Term advances ending:
2021	—	—	—	3,000	3,000	1.84
2022	77,880	77,880	1.73	77,880	77,880	1.73
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$106,255	$106,255	2.02	$117,255	$117,255	1.90%

Interest expense on FHLBNY term advances totaled $549,000 and $612,000 for the three months ended September 30, 2021 and 2020, and $1.6 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. There were no interest expense on FHLBNY overnight advances for the three months ended September 30, 2021, and $43,000 for the three months ended September 30, 2020, respectively. There were no interest expense on FHLBNY overnight advances for the nine months ended September 30, 2021 and $51,000 for the nine months ended September 30, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Bank had eligible collateral of approximately $356.7 million and $336.8 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8.Borrowings (Continued)

Warehouse Lines of Credit:  Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit are repaid with proceeds from the sale of the mortgage loans. The lines are secured by the assets collaterizing underlying mortgages. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios for Mortgage World. As of September 30, 2021 and December 31, 2020, Mortgage World was in full compliance with all financial covenants.

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate at September 30, 2021 was 3.38% and the effective rate as of December 31, 2020 was 3.39%. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or Mortgage World.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded. The effective rate at September 30, 2021 was 3.13% and the effective rate as of December 31, 2020 was 3.14%. The warehouse line of credit was renewed for a period of one year and will expire on June 30, 2022.

Total interest expense on warehouse lines of credit totaled $72,000 and $284,000 for the three and nine months ended September 30, 2021, respectively. Total interest expense on warehouse lines of credit totaled $43,000 for the three months ended September 30, 2020.

	September 30, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$15,000	$8,062	$6,938
Warehouse Line of Credit #2	5,000	677	4,323
Total long-term debt	$20,000	$8,739	$11,261

	December 31, 2020
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$29,900	$2,171	$27,729
Warehouse Line of Credit #2	5,000	2,768	2,232
Total	$34,900	$4,939	$29,961

Mortgage Loan Funding Payable:  Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At September 30, 2021 and December 31, 2020, the balance of mortgage loan funding payable was $1.1 million and $1.5 million, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9.	Income Taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2021 and 2020 consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Federal:
Current	$322	$359	$3,378	$636
Deferred	455	489	(478)	120
	777	848	2,900	756
State and local:
Current	179	65	570	179
Deferred	(1,275)	1,074	(574)	(182)
	(1,096)	1,139	(4)	(3)
Valuation allowance	1,637	(840)	1,068	145
Provision (benefit) for income taxes	$1,318	$1,147	$3,964	$898

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and nine months ended September 30, 2021 and 2020, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Income tax, at federal rate	$708	$1,082	$3,024	$655
State and local tax, net of federal taxes	(1,501)	899	(638)	(3)
Valuation allowance, net of the federal benefit	1,637	(840)	1,068	145
Other	474	6	510	101
	$1,318	$1,147	$3,964	$898

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance increased by $1.1 million for the nine months ended September 30, 2021 and by $145,000 for the nine months ended September 30, 2020.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Company did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At September 30, 2021, the Company had no federal NOLs carryforwards.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $1.9 million for New York State purposes and $528,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $37.4 million for New York State purposes and $7.8 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At September 30, 2021, the Bank had no New Jersey NOLs carryforwards.

At September 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2021 and December 31, 2020 are presented below:

	September 30,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$5,144	$4,846
Deferred loan fees	—	—
Interest on nonaccrual loans	109	792
Unrealized loss on available-for-sale securities	—	—
Amortization of intangible assets	55	70
Deferred rent payable	128	120
Depreciation of premises and equipment	(1,174)	79
Net operating losses	4,227	3,990
Charitable contribution carryforward	1,483	1,366
Compensation and benefits	778	326
Other	103	78
Total gross deferred tax assets	10,853	11,667
Deferred tax liabilities:
Deferred loan fees	(1,390)	475
Unrealized loss on available-for-sale securities	(161)	25
Other	38	39
Total gross deferred tax liabilities	(1,513)	539
Valuation allowance	7,540	6,472
Net deferred tax assets	$4,826	$4,656

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Compensation and Benefit Plans

401(k) Provisions:

Prior to January 1, 2021, the Company provided a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contribution of 3%. The 401(k) expenses recorded in the consolidated statements of operations amounted to $96,000 and $103,000 for the three months ended September 30, 2021 and 2020, and $279,000 and $474,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

A summary of the ESOP shares as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Shares committed-to-be released	36,189	48,250
Shares allocated to participants	172,467	129,270
Unallocated shares	494,562	530,751
Total	703,218	708,271
Fair value of unallocated shares	$7,127	$5,578

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $182,000 and $115,000 for the three months ended September 30, 2021 and 2020, and $513,000 and $402,000 for the nine months ended September 30, 2021 and 2020 respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive officer. The SERP expense recognized for both the three months ended September 30, 2021 and 2020 was $15,000 and was $45,000 for both the nine months ended September 30, 2021 and 2020.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of September 30, 2021 and December 31, 2020, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476 for both periods. As of September 30, 2021 and December 31, 2020, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 63,159 as of September 30, 2021 and December 31, 2020, but would eliminate the availability of stock options and SARs available for award.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s restricted stock unit awards activity and related information for the three and nine months ended September 30, 2021 and year ended December 31, 2020 are as follows:

	September 30, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	335,919	$12.66
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31	335,919	12.66
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at June 30	335,919	$12.66
Granted	—	—
Forfeited	—	—
Vested	(3,000)	10.05
Non-vested at September 30	332,919	$12.68

	December 31, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	15,000	10.05
Forfeited	(3,000)	12.77
Vested	(96,825)	12.77
Non-vested at December 31	335,919	$12.66

Compensation expense related to restricted stock units was $318,000 and $319,000 for the three months ended September 30, 2021 and 2020, respectively and was $955,000 and $956,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the total remaining unrecognized compensation cost related to restricted stock units was $3.2 million, which is expected to be recognized over the next 25 quarters.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s stock option awards activity and related information for the three and nine months ended September 30, 2021 and year ended December 31, 2020 are as follows:

	September 30, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31	203,766	12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30	203,766	12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30 (1)	203,766	$12.02
Exercisable at September 30 (1)	63,938	$12.29

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
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $478,000 for outstanding options and $136,000 for exercisable options at September 30, 2021 and was $0 for outstanding options and $0 for exercisable options December 31, 2020.

The weighted-average exercise price for the options as of September 30, 2021 was $12.02 per share and the weighted average remaining contractual life is 7.1 years. The weighted average period over which compensation expenses are expected to be recognized as of June 30, 2021 is 4.0 years. There were 63,938 shares and 55,938 shares exercisable as of September 30, 2021 and December 31, 2020, respectively. Total compensation cost related to stock options recognized was $33,000 for both the three months ended September 30, 2021 and 2020, respectively and $99,000 and $93,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the total remaining unrecognized compensation cost related to unvested stock options was $386,000, which is expected to be recognized over the next 25 quarters.

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

As of September 30, 2021, the Company had repurchased a total of 1,670,619 shares under the repurchase programs at a weighted average price of $13.22 per share, of which 1,132,086 shares are reported as treasury stock. Of the 1,670,619 shares repurchased, a total of 189,960 shares have been used for grants given to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2020 and 2019 and July 23, 2021. Of the 189,960 shares, 166 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock.  In addition, during the three months ended June 30, 2021, 348,739 shares were sold to Banc of America Strategic Investments Corporation in a privately negotiated transaction.

Note 11.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands except share data)

Net income	$2,052	$4,009	$10,436	$2,225

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,330,225	17,166,882	17,222,464	17,278,439
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	506,494	554,677	518,467	566,762
Basic weighted average common shares outstanding	16,823,731	16,612,205	16,703,997	16,711,677
Basic earnings per common share	$0.12	$0.24	$0.62	$0.13
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	91,102	—	42,557	12,522
Diluted weighted average common shares outstanding	16,914,833	16,612,205	16,746,554	16,724,199
Diluted earnings per common share	$0.12	$0.24	$0.62	$0.13

Note 12.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Commitments to grant mortgage loans	$153,211	$101,722
Commitments to sell loans at lock-in rates	14,881	11,276
Unfunded commitments under lines of credit	65,533	38,261
	$233,625	$151,259

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of September 30, 2021.

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

Loan Concentrations: As of September 30, 2021, approximately 4.9% of Mortgage World total originated loan volume was insured and approximately 71.8% of total originated loan volume was sold to three investors. Mortgage World is permitted to close loans in five states and has closed approximately 99.0% of its loan volume in two states, New York and New Jersey.

Lease Commitments: At September 30, 2021, there are noncancelable operating leases for office space that expire on various dates through 2036. Certain of these leases contains an escalation clause providing for increased rental based primarily on increases in real estate taxes.

On February 11, 2021, the Company completed a sale-leaseback transaction for one real property with an initial fifteen-year lease agreement at an initial base annual rent of approximately $145,000 subject to annual rent increases of 1.5%. The sale lease-back resulted in a gain of approximately $662,546, net of expenses, which is included in other non-interest income in the accompanying consolidated statements of operations.  Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option.

On June 4, 2021, the Company completed another sale-leaseback transaction for another real property with a fifteen-year lease agreement at an initial base annual rent of approximately $281,010 subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $4.2 million, net of expenses, which is included in other non-interest income in the accompanying consolidated statements of operations.

Rental expenses under operating leases, included in occupancy and equipment, totaled $495,000 and $460,000 for the three months ended September 30, 2021 and 2020, and $1.6 million and $969,000 for the nine months ended September 30, 2021 and 2020, respectively.

On August 10, 2021, the Bank executed an agreement to sell the real property it owns located at 169-174 Smith Street, Brooklyn, New York for a sale price of $4.0 million. Upon closing of the sale, the Bank and the purchaser anticipate entering into a fifteen-year lease agreement whereby the Bank will lease back the property at an annual rent of approximately $200,000 subject to annual rent increases of 1.50%. Barring any unforeseen events or circumstances, the Bank anticipates closing the sale during the fourth quarter of 2021.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12.Commitments, Contingencies and Credit Risk (Continued)

The projected minimum rental payments under the terms of the leases at September 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$496
2022	1,813
2023	1,792
2024	1,808
2025	1,782
2026	1,523
Thereafter	8,021
$17,235

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $13.9 million and the aggregate unpaid principal amounted to $13.6 million.

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

The approximate notional amounts of Mortgage World’s derivative instruments were $14.9 million and $11.3 million at September 30, 2021 and December 31, 2020, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $345,000 and $166,000 as of September 30, 2021 and December 31, 2020 and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(in thousands)
Balance as of December 31, 2020	$166
Change in fair value of derivative instrument reported in earnings	(107)
Balance as of March 31, 2021	59
Change in fair value of derivative instrument reported in earnings	224
Balance as of June 30, 2021	283
Change in fair value of derivative instrument reported in earnings	62
Balance as of September 30, 2021	$345

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

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2021
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,983	$—	$2,983	$—
Corporate bonds	20,542	—	20,542	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	20,254	—	20,254	—
FNMA Certificates	60,386	—	60,386	—
GNMA Certificates	193	—	193	—
Mortgage Loans Held for Sale, at fair value	13,930	—	13,930	—
Derivatives from interest rate lock commitments	345	—	—	345
	$118,633	$—	$118,288	$345

		December 31, 2020
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities:
Corporate bonds	$10,463	$—	$10,463	$—
Mortgage-Backed Securities:
FHLMC Certificates	3,196	—	3,196	—
FNMA Certificates	3,567	—	3,567	—
GNMA Certificates	272	—	272	—
Mortgage Loans Held for Sale, at fair value	35,406	—	35,406	—
Derivatives from interest rate lock commitments	166	—	—	166
	$53,070	$—	$52,904	$166

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$16,442	$—	$—	$16,442

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$19,352	$—	$—	$19,352

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2021 and 2020, respectively.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

As of September 30, 2021 and December 31, 2020, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2021
Financial assets:
Cash and cash equivalents	$63,038	$63,038	$—	$—	$63,038
Available-for-sale securities, at fair value	104,358	—	104,358	—	104,358
Held-to-maturity securities, at amortized cost	1,437	—	1,398	—	1,398
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	13,930	—	13,930	—	13,930
Loans receivable, net	1,302,238	—	—	1,321,772	1,321,772
Accrued interest receivable	13,360	—	13,360	—	13,360
FHLBNY stock	6,001	6,001	—	—	6,001
Financial liabilities:
Deposits:
Demand deposits	297,777	297,777	—	—	297,777
Interest-bearing deposits	517,860	517,860	—	—	517,860
Certificates of deposit	433,624	—	435,939	—	435,939
Advance payments by borrowers for taxes and insurance	9,118	—	9,118	—	9,118
Advances from FHLBNY	106,255	—	107,105	—	107,105
Warehouse lines of credit	11,261	—	11,261	—	11,261
Mortgage loan funding payable	1,136	—	1,136	—	1,136
Accrued interest payable	238	—	238	—	238

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.	Fair Value (Continued)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020
Financial assets:
Cash and cash equivalents	$72,078	$72,078	$—	$—	$72,078
Available-for-sale securities, at fair value	17,498	—	17,498	—	17,498
Held-to-maturity securities, at amortized cost	1,743	—	1,722	—	1,722
Placements with banks	2,739	—	2,739	—	2,739
Mortgage loans held for sale, at fair value	35,406	—	35,406		35,406
Loans receivable, net	1,158,640	—	—	1,182,971	1,182,971
Accrued interest receivable	11,396	—	11,396	—	11,396
FHLBNY stock	6,426	6,426	—	—	6,426
Financial liabilities:
Deposits:
Demand deposits	189,855	189,855	—	—	189,855
Interest-bearing deposits	432,737	432,737	—	—	432,737
Certificates of deposit	406,987	—	411,742	—	411,742
Advance payments by borrowers for taxes and insurance	7,019	—	7,019	—	7,019
Advances from FHLBNY	117,255	—	119,248	—	119,248
Warehouse lines of credit	29,961	—	29,961	—	29,961
Mortgage loan funding payable	1,483	—	1,483	—	1,483
Accrued interest payable	60	—	60	—	60

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2021 and December 31, 2020.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of September 30, 2021 and December 31, 2020, the applicable capital adequacy requirements specified below have been met.

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14.Regulatory Capital Requirements (Continued)

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 8.15% at September 30, 2021 and 7.95% at December 31, 2020.

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

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2021 and December 31, 2020 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2021
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$187,604	17.96%	$83,556	8.00%	$104,445	10.00%
Tier 1 Capital to Risk-Weighted Assets	174,509	16.71%	62,667	6.00%	83,556	8.00%
Common Equity Tier 1 Capital Ratio	174,509	16.71%	47,000	4.50%	67,889	6.50%
Tier 1 Capital to Total Assets	174,509	11.77%	59,297	4.00%	74,121	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$168,170	16.15%	$83,298	8.00%	$104,123	10.00%
Tier 1 Capital to Risk-Weighted Assets	155,115	14.90%	62,474	6.00%	83,298	8.00%
Common Equity Tier 1 Capital Ratio	155,115	14.90%	46,855	4.50%	67,680	6.50%
Tier 1 Capital to Total Assets	155,115	9.98%	62,147	4.00%	77,684	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$171,578	17.68%	$77,644	8.00%	$97,055	10.00%
Tier 1 Capital to Risk-Weighted Assets	159,410	16.42%	58,233	6.00%	77,644	8.00%
Common Equity Tier 1 Capital Ratio	159,410	16.42%	43,675	4.50%	63,086	6.50%
Tier 1 Capital to Total Assets	159,410	13.34%	47,814	4.00%	59,768	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$153,951	15.95%	$77,213	8.00%	$96,516	10.00%
Tier 1 Capital to Risk-Weighted Assets	141,850	14.70%	57,909	6.00%	77,213	8.00%
Common Equity Tier 1 Capital Ratio	141,850	14.70%	43,432	4.50%	62,735	6.50%
Tier 1 Capital to Total Assets	141,850	11.19%	50,715	4.00%	63,394	5.00%

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

Mortgage World’s minimum net worth requirements as of September 30, 2021 and December 31, 2020 are reflected below:

Minimum
Requirement
(in thousands)
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of September 30, 2021 and December 31, 2020, Mortgage World is in compliance with the applicable minimum capital requirements specified above have been met.

Note 15.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2021
	December 31, 2020	Change	September 30, 2021
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$135	$(756)	$(621)
Total	$135	$(756)	$(621)

	December 31, 2020
	December 31, 2019	Change	December 31, 2020
	(In thousands)
Unrealized gains on available-for-sale securities, net	$20	$115	$135
Total	$20	$115	$135

Note 16.Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousand)
Beginning balance	$414	$1,237	$424	$1,260
Originations	—	—	10	—
Payments	(53)	(9)	(73)	(32)
Ending balance	$361	$1,228	$361	$1,228

The Company held deposits in the amount of $6.4 million and $6.9 million from directors, executive officers and non-executive officers at September 30, 2021 and December 31, 2020, respectively.

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

The following tables set forth condensed consolidated statements of operations and total assets for the operating segments for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30, 2021
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$17,333	$92	$41	$(41)	$17,425
Interest expense	1,954	72	—	(41)	1,985
Net interest income	15,379	20	41	—	15,440
Provision for loan losses	572	—	—	—	572
Net interest income after provision for loan losses	14,807	20	41	—	14,868
Non-interest income	1,422	2,081	—	(269)	3,234
Non-interest expense	12,133	2,039	827	(267)	14,732
Income (loss) before income taxes	4,096	62	(786)	(2)	3,370
Provision (benefit) for income taxes	867	(24)	475	—	1,318
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	3,315	(3,315)	—
Net income (loss)	$3,229	$86	$2,054	$(3,317)	$2,052

	For the Three Months Ended September 30, 2020
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$13,552	$51	$57	$(57)	$13,603
Interest expense	2,766	43	—	(57)	2,752
Net interest income	10,786	8	57	—	10,851
Provision for loan losses	620	—	—	—	620
Net interest income after provision for loan losses	10,166	8	57	—	10,231
Non-interest income	5,186	2,194	—	(128)	7,252
Non-interest expense	9,803	1,555	1,097	(128)	12,327
Income (loss) before income taxes	5,549	647	(1,040)	—	5,156
Provision (benefit) for income taxes	1,217	142	(212)	—	1,147
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	4,837	(4,837)	—
Net income (loss)	$4,332	$505	$4,009	$(4,837)	$4,009

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 17.Segment Reporting (Continued)

	For the Nine Months Ended September 30, 2021
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$48,122	$324	$122	$(122)	$48,446
Interest expense	6,220	284	—	(122)	6,382
Net interest income	41,902	40	122	—	42,064
Provision for loan losses	1,844	—	—	—	1,844
Net interest income after provision for loan losses	40,058	40	122	—	40,220
Non-interest income	9,193	7,081	—	(806)	15,468
Non-interest expense	32,742	6,840	2,512	(806)	41,288
Income (loss) before income taxes	16,509	281	(2,390)	—	14,400
Provision (benefit) for income taxes	3,717	74	173	—	3,964
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	12,999	(12,999)	—
Net income (loss)	$12,792	$207	$10,436	$(12,999)	$10,436

Total assets at September 30, 2021	$1,542,915	$21,023	$172,902	$(176,288)	$1,560,552

Total assets at December 31, 2020	$1,315,287	$38,397	$159,811	$(158,264)	$1,355,231

	For the Nine Months Ended September 30, 2020
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$38,975	$51	$192	$(192)	$39,026
Interest expense	8,879	43	—	(192)	8,730
Net interest income	30,096	8	192	—	30,296
Provision for loan losses	2,037	—	—	—	2,037
Net interest income after provision for loan losses	28,059	8	192	—	28,259
Non-interest income	6,639	2,194	—	(385)	8,448
Non-interest expense	29,661	1,555	2,753	(385)	33,584
Loss before income taxes	5,037	647	(2,561)	—	3,123
Provision (benefit) for income taxes	1,266	142	(510)	—	898
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	4,276	(4,276)	—
Net income (loss)	$3,771	$505	$2,225	$(4,276)	$2,225

PDL Community Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 18.Subsequent Events

Sale of Real Property

On November 11, 2021, PFS Service Corp, (“PFS”), a service company subsidiary of the Bank, completed the sale of real property that PFS owned, located at 2244 Westchester Avenue, Bronx, New York. The sale price of this real property was $16.1 million. Concurrent with the sale, the Bank and the purchaser entered into a seventeen-year lease agreement whereby the Bank will lease back the real property at an initial annual base rent of approximately $926,000, subject to annual rent increases of 1.75%.

Plan of Conversion and Reorganization

The Boards of Directors of Ponce Bank Mutual Holding Company, the Company and the Bank have adopted a Plan of Conversion and Reorganization, as amended (the “Plan”). Pursuant to the Plan, Ponce Bank Mutual Holding Company and the Company will reorganize into a new stock holding company and will conduct a second-step stock offering of new shares of common stock.

As part of the proposed “second step” conversion, the current mutual holding company structure of Ponce Bank Mutual Holding Company, the Company, the Bank and Mortgage World will convert to the fully-converted stock holding company structure and, thereafter, Ponce Bank Mutual Holding Company and the Company will no longer exist. A new stock holding company for the Bank and Mortgage World, named Ponce Financial Group, Inc., will succeed to Ponce Bank Mutual Holding Company and the Company will offer for sale shares of its common stock, representing Ponce Bank Mutual Holding Company’s ownership interest in the Company. In addition, each share of common stock of the Company held by persons other than Ponce Bank Mutual Holding Company (the “minority stockholders”) will be converted into and become the right to receive a number of shares of common stock of Ponce Financial Group, Inc. pursuant to an exchange ratio, established at the completion of the proposed transaction, designed to preserve in Ponce Financial Group, Inc. approximately the same aggregate percentage ownership interest that the minority stockholders will have in the Company immediately before the completion of the proposed transaction. The total number of shares of common stock of Ponce Financial Group, Inc. to be issued in the proposed transaction will be based on the aggregate pro forma market value of the common stock of Ponce Financial Group, Inc., as determined by an independent appraisal.

The transactions contemplated by the Plan are subject to approval by the Company’s stockholders (including approval by a majority of the shares held by persons other than Ponce Bank Mutual Holding Company) and the members of Ponce Bank Mutual Holding Company. The Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency, granted their respective necessary approvals of the transactions contemplated by the Plan during October 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020, is intended to assist in understanding the financial condition and results of operations of PDL Community Bancorp (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "intend," "anticipate," "assume," "plan," "seek," "expect," "will," "may," "should," "indicate," "would," "believe," "contemplate," "continue," "target" and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of the Company’s goals, intentions and expectations;
•	statements regarding its business plans, prospects, growth and operating strategies;
•	statements regarding the quality of its loan and investment portfolios;
•	estimates of the risks and future costs and benefits;
•	statements regarding the Company’s intention to consummate the Plan of Conversion and Reorganization, adopted on May 25, 2021, as amended on September 15, 2021; and
•	statements regarding the Company’s application with the U.S. Department of the Treasury for an investment under the Emergency Capital Investment Program.

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

Employees and Human Capital Resources

As of September 30, 2021, the Company had 230 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitor salaries and other compensation in its market area.

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

The table below includes references to the Company's net income and earnings per share for the nine months ended September 30, 2021 and 2020 before gain on sale of real property. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income amount and earnings per share reflect adjustments of the non-recurring gain on sale of real property, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income and earnings per share is provided below.

Non-GAAP Reconciliation – Net Income before Gain on Sale of Real Property (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
	(Dollars in thousands, except per share data)
Net income - GAAP	$10,436	$2,225
Gain on sale of real property	(4,812)	(4,412)
Income tax benefit	1,011	927
Net income (loss) - non-GAAP	$6,635	$(1,260)

Earnings per common share (GAAP) (1)	$0.62	$0.13

Earnings (loss) per common share (non-GAAP) (1)	$0.40	$(0.08)
(1)

Earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of basic shares outstanding for the nine months ended September 30, 2021 and 2020 (16,703,997 shares and 16,711,677 shares, respectively). The assumed exercise of outstanding stock options and vesting of restricted stock units were included in computing the non-GAAP earnings per share and do not result in material dilution.

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the SBA received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,405 PPP loans, of which 3,548 loans totaling $195.9 million were outstanding at September 30, 2021. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The average authorized loan size is $55,000 and the median authorized loan size is $16,000. The Bank, which is designated as both a Community Development Financial Institution (“CDFI”) and a Minority Depository Institution (“MDI”), originated 5,405 PPP loans in the amount of $271.1 million significantly exceeded the reported average performance of banks in our peer group.

As a result of the initial COVID-19 pandemic outbreak, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, as of September 30, 2021, all back-office and lending personnel have been formed into teams which alternate between a remote and in office work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing. The Company remains vigilant of the potential for other COVID-19 variant outbreaks and remains prepared to restore the necessary protocols to to minimize any disruptions to its current operations and services.

As of September 30, 2021, five loans in the amount of $9.9 million remained in forbearance as a result of renewed forbearance for a period of three months. Of the five loans receiving renewed forbearance, one loan in the amount of $6.6 million is related to construction real estate, three loans, totaling $2.9 million are related to one-to-four family residential real estate and one loan in the amount of $388,000 related to non-residential properties. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies. Under the CARES Act, none of these loans is currently classified as a TDR.

Federal Economic Relief Funds To Aid Lending to Small Businesses

On August 10, 2021, the Company through its subsidiary, the Bank, received from the United States Department of the Treasury a grant in the amount of $1.8 million in federal Economic Relief Funds for Small Businesses.

Plan of Conversion and Reorganization

The Boards of Directors of Ponce Bank Mutual Holding Company, the Company and the Bank have adopted a Plan of Conversion and Reorganization, as amended (the “Plan”). Pursuant to the Plan, Ponce Bank Mutual Holding Company and the Company will reorganize into a new stock holding company and will conduct a second-step stock offering of new shares of common stock. See Note 18, “Subsequent Events - Plan of Conversion and Reorganization,” to the accompanying Financial Statements for a discussion of the Plan and the related transactions.

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

Sale of Real Property. On February 11, 2021, PFS Service Corp. (“PFS”), a service company subsidiary of the Bank, completed the sale of real property that was owned by PFS, located at 3821 Bergenline Avenue, Union City, New Jersey. The sale price of this property was $2.4 million. Concurrent with the sale, the Bank and the purchaser entered into an initial fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option.

On June 4, 2021, the Bank completed the sale of real property it owned located at 5560 Broadway, Bronx, New York. The sale price of this real property was $5.7 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial base annual rent of approximately $281,000, subject to annual rent increases of 1.75%.

Vision 2025 Evolves

The Company is now in the later stages of its multi-pronged effort to upgrade its infrastructure, adopt electronic banking services and restructure its retail business model. Dubbed internally “Vision 2020,” the effort has resulted in significant beneficial results, continues to involve significant investments and has served to ameliorate the otherwise detrimental effects of the COVID-19 pandemic.

As part of Vision 2020, the Company partnered with Salesforce to deploy applications throughout the organization, including retail services, lending processes, back-office operations, digital banking and loan underwriting. Although the full implementation of the applications, dubbed internally as “GPS, a Guided Path to Success,” has been somewhat delayed due to the COVID-19 pandemic, phase 1 is operational throughout the Bank. The remaining phases are expected to be implemented by year end 2021.

The infrastructure upgrade has focused primarily on implementing technology, cybersecurity and network progression while establishing a Virtual Private Network (“VPN”). Centered largely on the Bank and its core processor, to date the infrastructure upgrade has resulted in relocating and migrating network and in-house servers, replacing outdated PCs, enhancing internet capabilities, purchasing and deploying VPN-enabled laptops to a significant majority of the Bank’s personnel and the redeployment of disaster recovery capabilities. The infrastructure upgrade is now focused on Mortgage World’s operations. The Company has achieved certain manpower-related cost savings and enabled the uninterrupted continuity of operations by its staff working remotely during the COVID-19 pandemic using its newly deployed disaster recovery capabilities. The infrastructure upgrade has added resiliency, capacity and redundancies to the Company’s technology structures and enhances the capability of the Company to increase its flexibility with alternate locations of personnel.

Since late 2018, the Company has adopted and deployed over 48 new electronic banking services, products and applications. These services range from on-line banking, mobile banking, bill pay, positive pay, remote deposit capture, cash management services, e-statements, data storage and management, ACH services, electronic document storage, a paperless environment, dual-language telephone banking service and VoIP telecommunications with an automation-based, dual-language Customer Contact Center. These services have not only enabled the Company to continue serving its customers as they, and the Company, converted to a remote work environment; the services have served to increase the product penetration and deepening relationships with customers.

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

In 2020, the Company deployed its first Fintech-based product in partnership with the startup company Grain Technologies, Inc. (“Grain”). Grain’s product is a mobile application geared to the underbanked and new generations entering the financial services market that utilizes non-traditional underwriting methodologies. Under the terms of its agreement with Grain, the Bank is the lender and depository for Grain-originated microloans and, where applicable, security deposits, to consumers, with credit lines currently up to $1,000. Grain originates and services the loans and is responsible for maintaining compliance with the Bank’s origination and servicing standards. To the extent such standards are not maintained, the Company may reject such loans and any related losses become the responsibility of Grain. The Company, pursuant to its partnership with Grain, has 59,228 consumer loans with outstanding balances totaling $35.5 million at September 30, 2021. The Company is seeking to provide additional digital banking services to these customers and to extend Grain to its retail facilities. The Company is an investor in Grain and is integrating Grain and GPS. On June 30, 2021, July 31, 2021, August 31, 2021 and September 30, 2021, the Bank and Grain entered into loan sale agreements, whereby the Bank agreed to sell to Grain consumer loans in the aggregate amount of $5.0 million, $52,000, $899,000 and $1.1 million, respectively, with an initial payment by Grain of 50% upon closing and the remaining balance in monthly installments with the entire amount paid by the later of December 31, 2021 or upon the closing of Grain’s series A financing round.

The Company is also in the final stages of deploying a Fintech-based small business automated lending technology in partnership with LendingFront Technologies, Inc. The technology is a mobile application that digitizes the lending workflow from pre-approval to servicing and enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The application has full loan origination and servicing capabilities and is integrated with Salesforce. All Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic. The Company is seeking to establish loan origination partnerships with non-profit and community-based organizations to ensure penetration in underserved and underbanked markets.

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of September 30, 2021, the Company had $66.1 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

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

The Company anticipates renovating the remaining branches over the next 18 months, at lower costs than previous renovation costs as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. As a result, the Bank’s Riverdale branch was recently transformed into a new flagship branch while recapturing previously subleased space. This $1.5 million construction project commenced on March 1, 2021 and was completed on time and on budget. Our grand re-opening took place on July 27, 2021 and was attended by the Bronx Borough President who praised Ponce Bank for remaining committed to the Bronx and for a long history of leadership within the community. Our Astoria branch renovation project was also completed in the second quarter of 2021 slightly above budgeted costs of $315,000.  Architectural surveys for all of the remaining branches have been completed and it is anticipated that the first two branches of the next phase will be completed by year end. Mortgage World’s  branded services have been deployed to all of the Bank’s branches during the third quarter of 2021. Loan referrals generated from the branches, are tracked through the Company’s newly deployed Salesforce CRM portal. The Company intends to open a full-service branch and a  satellite banking office at two of Mortgage World’s existing office locations.

Vision 2020 already has had a transformational effect on the Company. The Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits, at December 31, 2018, and $2.7 million net income and $0.15 in earnings per share for the year ended December 31, 2018. The Company has since grown to $1.56 billion in assets, $1.30 billion in loans and $1.25 billion in deposits at September 30, 2021, and $10.4 million in net income and $0.62 in earnings per share for the nine months ended September 30, 2021, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, meeting the challenges of the COVID-19 pandemic, partnering with Fintech companies and assisting its communities with over 5,405 requests for PPP loans totaling approximately $271.1 million. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial holding company. The Company filed an application with the U.S. Department of the Treasury (“Treasury”) for an investment by Treasury in the amount of $225.0 million under the Emergency Capital Investment Program (“ECIP”). Under the ECIP, Treasury will provide investment capital directly to depository institutions that are CDFIs or MDIs, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. Treasury’s investment will be made in exchange for the issuance of senior perpetual noncumulative preferred stock directly to Treasury. Subject to approval of our application and completion of the second step conversion, Ponce Financial Group, Inc. will issue the senior preferred stock. Treasury has indicated that the investment will qualify as Tier 1 capital. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. The preferred stock will provide for customary preferences, including provisions upon nonpayment of dividends and board seats in such an event as well as customary protective provisions. The Company cannot provide any assurance or guarantee concerning whether its application will be approved, that the $225.0 million applied for will be accepted, in whole or in part, what the actual terms, conditions and preferences of  the senior preferred stock will be or whether they will be acceptable to the Company. The Company is cementing Vision 2025, its roadmap to acquiring the resources needed to lead efforts to remediate the disparate effects of the COVID-19 pandemic, and the wealth and financial gaps present, in its communities and similar communities outside the New York City metropolitan area. The Company traces its roots to its organization in 1960 as Ponce De Leon Federal Savings and Loan Association by Latino leaders concerned that the Bronx and its Latino population were not being recognized. True to its roots, the Company remains committed to ensuring that the disparate effects of the COVID-19 pandemic, and the wealth and financial gaps present, in minority communities, are addressed in earnest.

The following table presents as of September 30, 2021, the Company’s PPP loans:

			Aggregate	Median	Average
		Number	Amount	Amount	Amount
State	Counties	of Loans	of Loans	of Loans	of Loans
		(Dollars in thousands)
New York	Kings	546	$64,086	$17	$117
	Bronx	762	33,758	14	44
	Queens	1,082	30,468	16	28
	New York	498	46,686	17	94
	Nassau	195	7,457	16	38
	Westchester	74	1,729	14	23
	Suffolk	65	1,524	16	23
	Richmond	46	1,002	17	22
	Albany	2	132	66	66
	Rockland	14	370	20	26
	Dutchess	10	655	21	66
	Sullivan	1	14	14	14
	Orange	6	146	12	24
	Oneida	2	42	21	21
	Schenectady	1	21	21	21
	Putnam	1	13	13	13
	Ulster	3	42	19	14
	Greene	1	20	20	20
	Total New York	3,309	$188,165	$16	$57

New Jersey	Monmouth	7	$674	21	96
	Essex	37	438	12	12
	Hudson	56	2,563	19	46
	Passaic	23	746	12	32
	Union	19	355	16	19
	Bergen	47	1,694	20	36
	Morris	3	64	28	21
	Middlesex	9	235	20	26
	Burlington	3	54	20	18
	Mercer	2	52	26	26
	Sussex	1	12	12	12
	Atlantic	4	25	6	6
	Somerset	3	33	11	11
	Camden	1	21	21	21
	Ocean	4	63	10	16
	Total New Jersey	219	$7,029	$17	$32

California	Los Angeles	1	10	10	10
	San Diego	1	21	21	21
	Total California	2	$31	$15	$16

Connecticut	Fairfield	4	141	10	35
	Litchfield	1	141	141	141
	New Haven	2	15	7	8
	Total Connecticut	7	$297	$9	$42

Arizona	Pima	1	$21	21	21
Delaware	New Castle	1	253	253	253
Florida	Orange	1	2	2	2
Pennsylvania	Berks	1	15	16	15
Indiana	Lake	4	$72	10	18
Kentucky	Jefferson	2	10	5	5
Rhode Island	Providence	1	16	16	16
	Total	3,548	$195,911	$16	$55

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total consolidated assets increased $205.3 million, or 15.2%, to $1.56 billion at September 30, 2021 from $1.36 billion at December 31, 2020. The increase in total assets is attributable to increases of $143.6 million in net loans receivable, including $110.6 million net increase in PPP loans, $86.9 million in available-for-sale securities, $2.2 million in other assets, $2.0 million, net, in premises and equipment, $2.0 million in accrued interest receivable and $170,000 in deferred tax assets. The increase in total assets was reduced by decreases of $21.5 million in mortgage loans held for sale, at fair value, $9.0 million in cash and cash equivalents, $425,000 in FHLBNY stock, $306,000 in held-to-maturity securities and $249,000 in placement with banks.

Cash and Cash Equivalents. Cash and cash equivalents decreased $9.1 million, or 12.5%, to $63.0 million at September 30, 2021, compared to $72.1 million at December 31, 2020. The decrease in cash and cash equivalents was primarily the result of an increase of loan funding and originations, purchases of available-for-sale securities, a decrease in advances of warehouse lines of credit, repayment of advances from the FHLBNY, and purchases of premises and equipment, primarily related to the purchase of real property. The decrease in cash and cash equivalents was offset by an increase in net deposits, proceeds from the sale of real property, net proceeds from the sale and purchase of shares for treasury stock, proceeds from the sale and maturities of available-for-sale securities and proceeds from the sale of loans.

Securities. The composition of securities at September 30, 2021 and December 31, 2020 and the amounts maturing of each classification are summarized as follows:

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	2,980	2,983	—	—
More than five years through ten years	—	—	—	—
	2,980	2,983	—	—
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More one year through five years	6,665	6,659	2,651	2,728
More than five years through ten years	13,744	13,883	7,730	7,735
	20,409	20,542	10,381	10,463
Mortgage-Backed Securities	81,780	80,833	6,970	7,035
Total Available-for-Sale Securities	$105,169	$104,358	$17,351	$17,498

Held-to-Maturity Securities:
Mortgage-Backed Securities	1,437	1,398	1,743	1,722
Total Held-to-Maturity Securities	$1,437	$1,398	$1,743	$1,722

The $86.9 million increase in available-for-sale securities was due to $94.2 million in available-for-sale securities that were purchased during the nine months ended September 30, 2021. The increase was offset primarily by a $3.6 million in available-for-sale security sold and $2.7 million in principal payments and $782,000 in unrealized loss during the nine months ended September 30, 2021. No securities matured and/or were called during the nine months ended September 30, 2021.

Loans. The composition of gross loans receivable at September 30, 2021 and at December 31, 2020 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2021		December 31, 2020		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$319,346	24.1%	$319,596	27.3%	$(250)	(0.1%)
Owner-Occupied	97,493	7.4%	98,795	8.4%	(1,302)	(1.3%)
Multifamily residential	317,575	24.0%	307,411	26.2%	10,164	3.3%
Nonresidential properties	211,075	16.0%	218,929	18.7%	(7,854)	(3.6%)
Construction and land	133,130	10.1%	105,858	9.0%	27,272	25.8%
Total mortgage loans	1,078,619	81.6%	1,050,589	89.6%	28,030	2.7%
Nonmortgage loans:
Business loans (1)	207,859	15.7%	94,947	8.1%	112,912	118.9%
Consumer loans (2)	36,095	2.7%	26,517	2.3%	9,578	36.1%
	243,954	18.4%	121,464	10.4%	122,490	100.8%
Total	$1,322,573	100.0%	$1,172,053	100.0%	$150,520	12.8%

(1)	As of September 30, 2021 and December 31, 2020, business loans include $195.9 million and $85.3 million, respectively, of PPP loans.
(2)	As of September 30, 2021 and December 31, 2020, consumer loans include $35.5 million and $25.5 million of loans originated by the Bank pursuant to its arrangement with Grain.

The increase in the loan portfolio was primarily the result of a $110.6 million increase in PPP loans at September 30, 2021 compared to December 31, 2020. Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 56.5% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2021 and December 31, 2020, approximately 7.5% and 7.9%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Loan Payment Deferrals. As of September 30, 2021, five loans in the amount of $9.9 million remained in forbearance, in accordance with the CARES Act, as a result of renewed forbearance for a period of three months. Of the five loans receiving renewed forbearance, one loan in the amount of $6.6 million is related to construction real estate, three loans, totaling $2.9 million are related to one-to-four family residential real estate and one loan in the amount of $388,000 is related to non-residential properties. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance. The Company actively monitors the business activities of borrowers in forbearance and seeks to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period. The extended forbearances are short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies. Under the CARES Act, none of these loans are currently classified as a TDR.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2021 and December 31, 2020, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 78.7% and 68.3%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 393.8% and 379.8% as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Bank was within the 100% guideline for construction and land mortgage loans established by banking regulations, but exceeded the 300% guideline for investor owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at September 30, 2021 decreased $21.5 million to $13.9 million from $35.4 million at December 31, 2020.

Deposits.  The composition of deposits at September 30, 2021 and December 31, 2020 and changes in dollars and percentages are summarized as follows:

	September 30, 2021		December 31, 2020		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$297,777	23.8%	$189,855	18.5%	$107,922	56.8%
Interest-bearing deposits:
NOW/IOLA accounts	28,025	2.2%	39,296	3.8%	(11,271)	(28.7%)
Money market accounts	199,758	16.0%	136,258	13.2%	63,500	46.6%
Reciprocal deposits	147,226	11.8%	131,363	12.8%	15,863	12.1%
Savings accounts	142,851	11.4%	125,820	12.2%	17,031	13.5%
Total NOW, money market, reciprocal and savings	517,860	41.5%	432,737	42.0%	85,123	19.7%
Certificates of deposit of $250K or more	70,996	5.7%	78,435	7.6%	(7,439)	(9.5%)
Brokered certificates of deposit	83,505	6.7%	52,678	5.1%	30,827	58.5%
Listing service deposits (2)	66,340	5.3%	39,476	3.8%	26,864	68.1%
Certificates of deposit less than $250K	212,783	17.0%	236,398	23.0%	(23,615)	(10.0%)
Total certificates of deposit	433,624	34.7%	406,987	39.5%	26,637	6.5%
Total interest-bearing deposits	951,484	76.2%	839,724	81.5%	111,760	13.3%
Total deposits	$1,249,261	100.0%	$1,029,579	100.0%	$219,682	21.3%

(1)	As of September 30, 2021 and December 31, 2020, included in demand deposits are deposits related to net PPP funding.
(2)

As of September 30, 2021 and December 31, 2020, there were $28.9 million and $27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2021 and December 31, 2020. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at September 30, 2021 and December 31, 2020 of $106.3 million and $117.3 million, respectively. These borrowings are in the form of advances from the FHLBNY.

Warehouse Lines of Credit. Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At September 30, 2021 and December 31, 2020, Mortgage World utilized $11.3 million and $30.0 million, respectively, for funding of mortgage loans held for sale and had unused lines of credit of $8.7 million and $4.9 million, respectively.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $14.3 million, or 9.0%, to $173.9 million at September 30, 2021 from $159.5 million at December 31, 2020. The $14.3 million increase in stockholders’ equity was mainly attributable to $10.4 million in net income, $3.1 million in net treasury stock activity, $1.1 million related to share-based compensation and $472,000 related to the Company’s Employee Stock Ownership Plan, offset by $756,000 related to unrealized loss on available-for-sale securities.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

The discussion of the Company’s results of operations for the three months ended September 30, 2021 and 2020 are presented below. The results of operations for interim periods may not be indicative of future results.

PDL Community Bancorp Consolidated

Overview. Net income for the three months ended September 30, 2021 was $2.1 million compared to net income of $4.0 million for the three months ended September 30, 2020. Earnings per basic and diluted share was $0.12 for the three months ended September 30, 2021 compared to earnings per basic and diluted share of $0.24 for three months ended September 30, 2020. The $2.0 million decrease in net income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due substantially to a decrease of $4.0 million in non-interest income primarily resulting from a decrease of $4.4 million in gain, net of expenses, on sale of real property. The decrease in net income was also attributable to an increase of $2.4 million in non-interest expense and an increase of $171,000 in provision for income taxes, offset by an increase of $4.6 million in net interest income.

Interest and Dividend Income.  Interest and dividend income increased $3.8 million, or 28.1%, to $17.4 million for the three months ended September 30, 2021 from $13.6 million for the three months ended September 30, 2020. Interest income on loans receivable, which is the Company’s primary source of income, increased $3.6 million, or 27.0%, to $17.0 million for the three months ended September 30, 2021 from $13.4 million for the three months ended September 30, 2020 primarily due to an increase in average loans receivable due mostly to PPP lending. Average loans receivable increased $246.3 million, or 22.2% to $1.36 billion for the three months ended September 30, 2021 as compared to $1.11 billion for the three months ended September 30, 2020. Interest and dividend on available-for-sale securities and FHLBNY stock and deposits due from banks increased $206.0 million, or 90.4%, to $434,000 for the three months ended September 30, 2021 from $228,000 for the three months ended September 30, 2020.

Interest Expense.  Interest expense decreased $767,000, or 27.9%, to $2.0 million for the three months ended September 30, 2021 from $2.8 million for the three months ended September 30, 2020, primarily due to lower market interest rates.

Net Interest Income.  Net interest income increased $4.6 million, or 42.3%, to $15.4 million for the three months ended September 30, 2021 from $10.9 million for the three months ended September 30, 2020. The increase for the three months ended September 30, 2021 compared to three months ended September 30, 2020 was attributable to an increase of $3.8 million in interest and dividend income primarily due to an increase in average loans receivable due mostly to PPP lending and a decrease of $767,000 in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 59 basis points to 3.92% for the three months ended September 30, 2021 from 3.33% for the three months ended September 30, 2020. The increase in the net interest rate spread for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease in the average rates paid on interest-bearing liabilities of 50 basis points to 0.74% for the three months ended September 30, 2021 from 1.24% for the three months ended September 30, 2020, and a slight increase in the average yields on interest-earning assets of 9 basis points to 4.66% for the three months ended September 30, 2021 from 4.57% for the three months ended September 30, 2020.

Net interest margin increased 48 basis points for the three months ended September 30, 2021, to 4.13% from 3.65% for the three months ended September 30, 2020, reflecting both our organic loan growth and the amortization of fee income from our PPP lending. The Federal Reserve Board reduced the federal funds interest rate by an aggregate of 225 basis points during the second half of 2019 and the first quarter of 2020. The 2020 rate cuts were in response to severe market turmoil as a result of the onset of the COVID-19 pandemic. The Federal Reserve Board has stated that its federal funds interest rate policy may remain accommodative at least through 2023. This continuing low interest rate environment is expected to continue to put downward pressure on resetting adjustable rate instruments as well as reduced interest rates on new fixed-rate real estate loan and adjustable-rate loan originations and securities purchases as management’s ability to lower funding costs on interest-bearing deposits would more than likely not exceed the pace with the impact to the Company’s yields on its earning assets. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in 2020, until the pandemic and the repercussions thereof subside, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Non-Interest Income.  Non-interest income decreased $4.0 million, to $3.2 million for the three months ended September 30, 2021 from $7.3 million for the three months ended September 30, 2020. The derease in non-interest income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to decreases of $4.4 million in gain, net of expenses, from the sale of real property recognized in the third quarter of 2020, $197,000 in income on sale of mortgage loans attributable to Mortgage World, $177,000 in brokerage commissions and $30,000 in other non-interest income, offset by increases of $356,000 in loan origination fees attributable to Mortgage World, $258,000 in service charges and fees and $184,000 in late and prepayment charges.

Non-Interest Expense.  Non-interest expense increased $2.4 million, or 19.5%, to $14.7 million for the three months ended September 30, 2021 from $12.3 million for the three months ended September 30, 2020. The increase in non-interest expense for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 primarily reflects increases of $873,000 in compensation and benefits, which was specifically related to the allocable portion of employee expenses related to the origination of PPP loans, netted against PPP loan origination fees received from the SBA recognized in the third quarter of 2020. Other increases in non-interest expense include $321,000 in data processing expenses, $279,000 in other operating expenses, $265,000 in occupancy and equipment expense, $259,000 in direct loan expenses, $240,000 in office supplies, telephone and postage and $212,000 in professional fees.

Income Tax Provision.  The Company had a provision for income tax expense of $1.3 million for the three months ended September 30, 2021 compared to $1.1 million for three months ended September 30, 2020, resulting in effective tax rates of 39.1% and 22.2%, respectively. The increase in the  effective tax rate is attributable to an increase of $642,000 in the valuation allowance related to the unused non-deductible portion of the remaining charitable contribution deduction.

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

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Three Months Ended September 30,		Increase (Decrease)		For the Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$17,333	$13,552	$3,781	27.9%	$92	$51	$41	80.4%
Interest expense	1,954	2,766	(812)	(29.4%)	72	43	29	67.4%
Net interest income	15,379	10,786	4,593	42.6%	20	8	12	150.0%
Provision for loan losses	572	620	(48)	(7.7%)	—	—	—	—%
Net interest income after provision for loan losses	14,807	10,166	4,641	45.7%	20	8	12	150.0%
Non-interest income	1,422	5,186	(3,764)	(72.6%)	2,081	2,194	(113)	(5.2%)
Non-interest expense	12,133	9,803	2,330	23.8%	2,039	1,555	484	31.1%
Income before income taxes	4,096	5,549	(1,453)	(26.2%)	62	647	(585)	(90.4%)
Provision (benefit) for income taxes	867	1,217	(350)	(28.8%)	(24)	142	(166)	(116.9%)
Net income	$3,229	$4,332	$(1,103)	(25.5%)	$86	$505	$(419)	(83.0%)

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

	For the Three Months Ended September 30
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,356,130	$16,991	4.97%	$1,109,799	$13,375	4.79%
Securities (3)	72,960	355	1.93%	13,741	132	3.81%
Other (4)	53,182	79	0.59%	60,068	96	0.64%
Total interest-earning assets	1,482,272	17,425	4.66%	1,183,608	13,603	4.57%
Non-interest-earning assets	90,110			58,493
Total assets	$1,572,382			$1,242,101
Interest-bearing liabilities:
NOW/IOLA	$30,221	$23	0.30%	$29,687	$40	0.54%
Money market	323,840	294	0.36%	224,339	422	0.75%
Savings	137,078	36	0.10%	121,355	37	0.12%
Certificates of deposit	448,191	1,010	0.89%	371,094	1,597	1.71%
Total deposits	939,330	1,363	0.58%	746,475	2,096	1.12%
Advance payments by borrowers	10,061	1	0.04%	7,756	1	0.05%
Borrowings	117,824	621	2.09%	126,729	655	2.06%
Total interest-bearing liabilities	1,067,215	1,985	0.74%	880,960	2,752	1.24%
Non-interest-bearing liabilities:
Non-interest-bearing demand	317,727	—		191,269	—
Other non-interest-bearing liabilities	10,154	—		9,607	—
Total non-interest-bearing liabilities	327,881	—		200,876	—
Total liabilities	1,395,096	1,985		1,081,836	2,752
Total equity	177,286			160,265
Total liabilities and total equity	$1,572,382		0.74%	$1,242,101		1.24%
Net interest income		$15,440			$10,851
Net interest rate spread (5)			3.92%			3.33%
Net interest-earning assets (6)	$415,057			$302,648
Net interest margin (7)			4.13%			3.65%
Average interest-earning assets to interest-bearing liabilities			138.89%			134.35%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$1,226	$2,390	$3,616
Securities (2)	1,596	(1,373)	223
Other	8	(25)	(17)
Total interest-earning assets	2,830	992	3,822
Interest-bearing liabilities:
NOW/IOLA	54	(71)	(17)
Money market	1,129	(1,257)	(128)
Savings	22	(23)	(1)
Certificates of deposit	3,079	(3,666)	(587)
Total deposits	4,284	(5,017)	(733)
Borrowings	(75)	41	(34)
Total interest-bearing liabilities	4,209	(4,976)	(767)
Change in net interest income	$(1,379)	$5,968	$4,589

(1)Loans include loans and mortgage loans held for sale, at fair value.

(2) Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Total Assets. The Bank’s total assets increased $227.6 million, or 17.3%, to $1.54 billion at September 30, 2021 from $1.32 billion at December 31, 2020. The increase in the Bank’s total assets was primarily due to increases of $142.6 million in loans receivable, $86.9 million in available-for-sale securities, $4.0 million in other assets, $2.1 million in premises and equipment, $1.9 million in accrued interest receivable and $550,000 in deferred tax assets, offset by decreases of $9.4 million in cash and cash equivalents, $306,000 in held-to-maturity securities and $249,000 in placements with banks.

Net Income.  The Bank’s net income was $3.2 million for the three months ended September 30, 2021 compared to net income of $4.3 million for the three months ended September 30, 2020.

Interest and Dividend Income.  Interest and dividend income increased $3.8 million, or 27.9%, to $17.3 million for the three months ended September 30, 2021 from $13.6 million for the three months ended September 30, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $3.5 million, or 26.8%, to $16.9 million for the three months ended September 30, 2021 from $13.3 million for the three months ended September 30, 2020.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,028	$5,157	$(129)	(2.5%)
Multifamily residential	3,566	3,311	255	7.7%
Nonresidential properties	2,524	2,411	113	4.7%
Construction and land	2,117	1,641	476	29.0%
Business loans	2,996	746	2,250	301.6%
Consumer loans	668	58	610	*
Total interest income on loans receivable	$16,899	$13,324	$3,575	26.8%

* Represents more than 500%.

The following table presents interest income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$9	$7	$2	28.6%
Interest on available-for-sale securities	355	131	224	171.0%
Dividend on FHLBNY stock	70	90	(20)	(22.2%)
Total interest and dividend income	$434	$228	$206	90.4%

Interest Expense.  Interest expense decreased $812,000, or 29.4%, to $2.0 million for the three months ended September 30, 2021 from $2.8 million for the three months ended September 30, 2020.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,010	$1,597	$(587)	(36.8%)
Money market	301	441	(140)	(31.7%)
Savings	35	37	(2)	(5.4%)
NOW/IOLA	22	39	(17)	(43.6%)
Advance payments by borrowers	1	1	—	—%
Borrowings	585	651	(66)	(10.1%)
Total interest expense	$1,954	$2,766	$(812)	(29.4%)

Net Interest Income.  Net interest income increased $4.6 million, or 42.6%, to $15.4 million for the three months ended September 30, 2021 from $10.8 million for the three months ended September 30, 2020, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended September 30, 2021 of $572,000 compared to $620,000 for the three months ended September 30, 2020. To the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected at September 30, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses.

In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the ALLL. However, regulatory agencies are not directly involved in establishing the ALLL as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Bank has selected the CECL model and has begun running parallel scenarios. The extent of the change to ALLL is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The Company is taking advantage of the extended transition period for complying with this new accounting standard. Assuming it remains a smaller reporting company, the Bank will adopt the CECL standard for fiscal years beginning after December 15, 2022. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the accompanying Consolidated Financial Statements for a discussion of the CECL standard.

Non-interest Income.  Non-interest income decreased $3.8 million to $1.4 million for the three months ended September 30, 2021 from $5.2 million for the three months ended September 30, 2020. The decrease in non-interest income was primarily due to a $4.4 million gain, net of expenses, from sale of real property.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$494	$236	$258	109.3%
Brokerage commissions	79	42	37	88.1%
Late and prepayment charges	329	145	184	126.9%
Gain on sale of real property	—	4,412	(4,412)	—%
Other	520	351	169	48.1%
Total non-interest income	$1,422	$5,186	$(3,764)	(72.6%)

Non-interest Expense.  Non-interest expense increased $2.3 million, or 23.8%, to $12.1 million for the three months ended September 30, 2021 from $9.8 million for the three months ended September 30, 2020.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,825	$4,385	$440	10.0%
Occupancy and equipment	2,805	2,418	387	16.0%
Data processing expenses	917	585	332	56.8%
Direct loan expenses	368	100	268	268.0%
Insurance and surety bond premiums	147	134	13	9.7%
Office supplies, telephone and postage	431	349	82	23.5%
Professional fees	1,355	936	419	44.8%
Marketing and promotional expenses	48	117	(69)	(59.0%)
Directors fees	67	69	(2)	(2.9%)
Regulatory dues	74	49	25	51.0%
Other operating expenses	1,096	661	435	65.8%
Total non-interest expense	$12,133	$9,803	$2,330	23.8%

Mortgage World Segment

Total Assets. Mortgage World’s total assets decreased $17.4 million, or 45.2%, to $21.0 million at September 30, 2021 from $38.4 million at December 31, 2020. The decrease in Mortgage World’s total assets was primarily due to decreases of $20.4 million in mortgage loans held for sale, at fair value, and $1.7 million in other assets, offset by an increase of $4.4 million in cash and cash equivalents.

Net Income.  Mortgage World had net income was $86,000 for the three months ended September 30, 2021 compared to net income of $505,000 for the three months ended September 30, 2020.

Non-interest Income.  Non-interest income decreased $113,000 to $2.1 million for the three months ended September 30, 2021 from $2.2 million for the three months ended September 30, 2020.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$191	$405	$(214)	(52.8%)
Gain on sale of mortgage loans	1,175	1,372	(197)	(14.4%)
Loan origination	625	269	356	132.3%
Other	90	148	(58)	(39.2%)
Total non-interest income	$2,081	$2,194	$(113)	(5.2%)

Non-interest Expense.  Non-interest expense increased $484,000, or 31.1%, to $2.0 million for the three months ended September 30, 2021 from $1.6 million for the three months ended September 30, 2020.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$1,251	$817	$434	53.1%
Occupancy and equipment	29	152	(123)	(80.9%)
Data processing	—	11	(11)	—%
Direct loan expense	327	337	(10)	(3.0%)
Insurance and surety bond premiums	—	4	(4)	—%
Office supplies, telephone and postage	195	37	158	427.0%
Professional fees	94	32	62	193.8%
Marketing and promotional expenses	3	10	(7)	(70.0%)
Other operating expenses	140	155	(15)	(9.7%)
Total non-interest expense	$2,039	$1,555	$484	31.1%

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The discussion of the Company’s results of operations for the nine months ended September 30, 2021 and 2020 are presented below. Included in the results of operations of the Company for the nine months ended September 30, 2021 are the results of operations of Mortgage World which was acquired on July 10, 2020. The results of operations for interim periods may not be indicative of future results.

PDL Community Bancorp Consolidated

Overview. Net income for the nine months ended September 30, 2021 was $10.4 million, compared to $2.2 million of net income for the nine months ended September 30, 2020, an increase of $8.2 million, or 369.0%. Earnings per basic and diluted share was $0.62 for the nine months ended September 30, 2021 compared to $0.13 for the nine months ended September 30, 2020. The increase in net income was primarily due to an $11.8 million increase in net interest income and a $193,000 decrease in provision for loan losses, partially offset by increases of $7.7 million in non-interest expense and $3.1 million in provision for income taxes.

Interest and Dividend Income.  Interest and dividend income increased $9.4 million, or 24.1%, to $48.4 million for the nine months ended September 30, 2021 from $39.0 million for the nine months ended September 30, 2020. Interest income on loans receivable, which is the Company’s primary source of income, increased $9.2 million, or 24.0%, to $47.5 million for the nine months ended September 30, 2021 from $38.3 million for the nine months ended September 30, 2020, primarily due to an increase in average loans receivable due mostly to PPP lending. Average loans receivable increased $273.1 million, or 26.3%, to $1.31 billion for the nine months ended September 30, 2021 as compared to $1.04 billion for the nine months ended September 30, 2020. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $220,000, or 31.1%, to $927,000 for the nine months ended September 30, 2021 from $707,000 for the nine months ended September 30, 2020.

Interest Expense.  Interest expense decreased $2.3 million, or 26.9%, to $6.4 million for the nine months ended September 30, 2021 from $8.7 million for the nine months ended September 30, 2020, primarily due to lower market interest rates.

Net Interest Income.  Net interest income increased $11.8 million, or 38.8%, to $42.1 million for the nine months ended September 30, 2021 from $30.3 million for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to an increase of $9.4 million in interest and dividend income primarily due to an increase in average loans receivable due mostly to PPP lending and a decrease of $2.3 million in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 45 basis points to 3.77% for the nine months ended September 30, 2021 from 3.32% for the nine months ended September 30, 2020. The increase in the net interest rate spread for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in the average rates paid on interest-bearing liabilities of 55 basis points to 0.83% for the nine months ended September 30, 2021 from 1.38% for the nine months ended September 30, 2020, offset by a decrease in the average yields in interest-earning assets of 10 basis points to 4.60% for the nine months ended September 30, 2021 from 4.70% for the nine months ended September 30, 2020.

Net interest margin increased 34 basis points for the nine months ended September 30, 2021, to 3.99% from 3.65% for the nine months ended September 30, 2020, reflecting both our organic loan growth and the amortization of fee income from our PPP lending.

Non-interest Income. Non-interest income increased $7.0 million, or 83.1%, to $15.5 million for the nine months ended September 30, 2021 from $8.5 million for the nine months ended September 30, 2020. The increase in non-interest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to increases of $2.6 million on sale of mortgage loans and $1.9 million in loan origination fees attributable to Mortgage World. Other increases in non-interest income include $597,000 in other non-interest income, $594,000 in late and prepayment charges, $560,000 in service charges and fees, $404,000 in brokerage commissions and $400,000 in gain, net of expenses, from on the sale of real property.

Non-interest Expense.  Non-interest expense increased $7.7 million, or 22.9%, to $41.3 million for the nine months ended September 30, 2021 from $33.6 million for the nine months ended September 30, 2020. The increase in non-interest expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 was attributable to increases of $2.0 million in direct loan expenses, $1.4 million in occupancy and equipment expense, $1.4 million in professional fees, primarily due to an increase in consulting expenses related to a third-party service provider that provided loan origination services related to PPP loans, and $1.1 million in compensation and benefits. Other increases in non-interest expense include $790,000 in other operating expenses, $685,000 in data processing expenses and $103,000 in regulatory dues, offset by a decrease of $369,000 in marketing and promotional expenses.

Income Tax Provision.  The Company had a provision for income tax expense of $4.0 million for the nine months ended September 30, 2021 compared to $898,000 for nine months ended September 30, 2020, resulting in effective tax rates of 27.5% and 28.8%, respectively.

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

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Nine Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$48,122	$38,975	$9,147	23.5%	$324	$51	$273	535.3%
Interest expense	6,220	8,879	(2,659)	(29.9%)	284	43	241	560.5%
Net interest income	41,902	30,096	11,806	39.2%	40	8	32	400.0%
Provision for loan losses	1,844	2,037	(193)	(9.5%)	—	—	—	—%
Net interest income after provision for loan losses	40,058	28,059	11,999	42.8%	40	8	32	400.0%
Non-interest income	9,193	6,639	2,554	38.5%	7,081	2,194	4,887	222.7%
Non-interest expense	32,742	29,661	3,081	10.4%	6,840	1,555	5,285	339.9%
Income before income taxes	16,509	5,037	11,472	227.8%	281	647	(366)	(56.6%)
Provision for income taxes	3,717	1,266	2,451	193.6%	74	142	(68)	(47.9%)
Net income	$12,792	$3,771	$9,021	239.2%	$207	$505	$(298)	(59.0%)

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

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,309,765	$47,519	4.85%	$1,036,706	$38,319	4.94%
Securities (3)	45,749	701	2.05%	16,227	361	2.97%
Other (4)	53,425	226	0.57%	55,746	346	0.83%
Total interest-earning assets	1,408,939	48,446	4.60%	1,108,679	39,026	4.70%
Non-interest-earning assets	73,493			53,945
Total assets	$1,482,432			$1,162,624
Interest-bearing liabilities:
NOW/IOLA	$31,215	$93	0.40%	$29,469	$117	0.53%
Money market	300,594	909	0.40%	193,951	1,497	1.03%
Savings	131,849	113	0.11%	117,424	109	0.12%
Certificates of deposit	428,653	3,337	1.04%	375,303	5,154	1.83%
Total deposits	892,311	4,452	0.67%	716,147	6,877	1.28%
Advance payments by borrowers	10,020	3	0.04%	8,226	3	0.05%
Borrowings	122,203	1,927	2.11%	118,701	1,850	2.08%
Total interest-bearing liabilities	1,024,534	6,382	0.83%	843,074	8,730	1.38%
Non-interest-bearing liabilities:
Non-interest-bearing demand	275,865	—		155,158	—
Other non-interest-bearing liabilities	12,182	—		5,927	—
Total non-interest-bearing liabilities	288,047	—		161,085	—
Total liabilities	1,312,581	6,382		1,004,159	8,730
Total equity	169,851			158,465
Total liabilities and total equity	$1,482,432		0.83%	$1,162,624		1.38%
Net interest income		$42,064			$30,296
Net interest rate spread(5)			3.77%			3.32%
Net interest-earning assets (6)	$384,405			$265,605
Net interest margin (7)			3.99%			3.65%
Average interest-earning assets to interest-bearing liabilities			137.52%			131.50%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Nine Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$10,376	$(1,176)	$9,200
Securities (2)	761	(421)	340
Other	19	(139)	(120)
Total interest-earning assets	11,156	(1,736)	9,420
Interest-bearing liabilities:
NOW/IOLA	16	(40)	(24)
Money market	1,314	(1,902)	(588)
Savings	16	(12)	4
Certificates of deposit	1,551	(3,368)	(1,817)
Total deposits	2,897	(5,322)	(2,425)
Borrowings	31	46	77
Total interest-bearing liabilities	2,928	(5,276)	(2,348)
Change in net interest income	$8,228	$3,540	$11,768

(1)	Loans include loans and mortgage loans held for sale, at fair value.

(2) Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Net Income.  The Bank’s net income was $12.8 million for the nine months ended September 30, 2021 compared to net income of $3.8 million for the nine months ended September 30, 2020.

Interest Income.  Interest and dividend income increased $9.1 million, or 23.5%, to $48.1 million for the nine months ended September 30, 2021 from $39.0 million for the nine months ended September 30, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $8.9 million, or 23.3% to $47.2 million for the nine months ended September 30, 2021 from $38.3 million for the nine months ended September 30, 2020.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$15,395	$15,146	$249	1.6%
Multifamily residential	10,664	9,551	1,113	11.7%
Nonresidential properties	7,315	7,330	(15)	(0.2%)
Construction and land	6,067	5,010	1,057	21.1%
Business loans	5,361	1,120	4,241	378.7%
Consumer loans	2,393	111	2,282	*
Total interest income on loans receivable	$47,195	$38,268	$8,927	23.3%

* Represents more than 500%.

The following table presents interest income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$13	$76	$(63)	(82.9%)
Interest on available-for-sale securities	701	360	341	94.7%
Dividend on FHLBNY stock	213	271	(58)	(21.4%)
Total interest and dividend income	$927	$707	$220	31.1%

Interest Expense.  Interest expense decreased $2.7 million, or 29.9%, to $6.2 million for the nine months ended September 30, 2021 from $8.9 million for the nine months ended September 30, 2020.

The following table presents interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$3,337	$5,154	$(1,817)	(35.3%)
Money market	924	1,575	(651)	(41.3%)
Savings	113	109	4	3.7%
NOW/IOLA	92	116	(24)	(20.7%)
Advance payments by borrowers	3	3	—	—%
Borrowings	1,751	1,922	(171)	(8.9%)
Total interest expense	$6,220	$8,879	$(2,659)	(29.9%)

Net Interest Income.  Net interest income increased $11.8 million, or 39.2%, to $41.9 million for the nine months ended September 30, 2021 from $30.1 million for the nine months ended September 30, 2020, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

Provision for loan losses.  The provision for loan losses represents a charge to earnings necessary to establish ALLL that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

The Bank established a provision for loan losses for the nine months ended September 30, 2021 of $1.8 million compared to $2.0 million for the nine months ended September 30, 2020. The provision for loan losses during the nine months ended September 30, 2021 was impacted by the COVID-19 pandemic and the increase in qualitative factors related to Grain during the period. The provision for loan losses during the nine months ended September 30, 2020 primarily reflects the Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers and their ability to repay in the short-term.

Non-interest Income.  Non-interest income increased $2.6 million, or 38.5%, to $9.2 million for the nine months ended September 30, 2021 from $6.6 million for the nine months ended September 30, 2020.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,189	$629	$560	89.0%
Brokerage commissions	217	114	103	90.4%
Late and prepayment charges	871	277	594	214.4%
Gain on sale of real property	4,812	4,412	400	9.1%
Other	2,104	1,207	897	74.3%
Total non-interest income	$9,193	$6,639	$2,554	38.5%

Non-interest Expense.  Non-interest expense increased $3.1, or 10.4%, to $32.7 million for the nine months ended September 30, 2021 from $29.7 million for the nine months ended September 30, 2020. The increases were primarily due to $1.6 million in professional fees primarily related to consulting expenses incurred with a third-party service provider that provided loan origination services related to PPP loans and $1.2 million in occupany and equipment. This was offset by a $2.1 million decrease in compensation and benefits which was specifically related to the allocable portion of employee expenses related to the origination of PPP loans, netted against PPP loan origination fees received from the SBA. Included in non-interest expense for the nine months ended September 30, 2021 was $935,000 of expenses incurred as a result of the COVID-19 pandemic.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$11,252	$13,340	$(2,088)	(15.7%)
Occupancy and equipment	7,931	6,685	1,246	18.6%
Data processing expenses	2,226	1,548	678	43.8%
Direct loan expenses	1,495	511	984	192.6%
Insurance and surety bond premiums	435	383	52	13.6%
Office supplies, telephone and postage	1,186	977	209	21.4%
Professional fees	4,670	3,256	1,414	43.4%
Marketing and promotional expenses	121	496	(375)	(75.6%)
Directors fees	205	207	(2)	(1.0%)
Regulatory dues	254	151	103	68.2%
Other operating expenses	2,967	2,107	860	40.8%
Total non-interest expense	$32,742	$29,661	$3,081	10.4%

Mortgage World Segment

Net Income.  Mortgage World’s net income was $207,000 for the nine months ended September 30, 2021 compared to net income of $505,000 for the nine months ended September 30, 2020.

Non-interest Income.  Non-interest income increased $4.9 million, or 222.7%, to $7.1 million for the nine months ended September 30, 2021 from $2.2 million for the nine months ended September 30, 2020. The increase in non-interest income was attributable to a $2.6 million gain on sale of mortgage loans and $1.9 million increase in loan origination fees.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$706	$405	$301	74.3%
Gain on sale of mortgage loans	3,971	1,372	2,599	189.4%
Loan origination	2,135	269	1,866	693.7%
Other	269	148	121	81.8%
Total non-interest income	$7,081	$2,194	$4,887	222.7%

Non-interest Expense.  Non-interest expense increased $5.3 million, or 339.9%, to $6.8 million for the nine months ended September 30, 2021 from $1.6 million for the nine months ended September 30, 2020. The increase was primarily due to increases of $3.2 million in compensation and benefits and $1.0 million in direct loan expense.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,997	$817	$3,180	389.2%
Occupancy and equipment	347	152	195	128.3%
Data processing	18	11	7	63.6%
Direct loan expense	1,360	337	1,023	303.6%
Insurance and surety bond premiums	1	4	(3)	(75.0%)
Office supplies, telephone and postage	316	37	279	754.1%
Professional fees	285	32	253	790.6%
Marketing and promotional expenses	16	10	6	60.0%
Other operating expenses	500	155	345	222.6%
Total non-interest expense	$6,840	$1,555	$5,285	339.9%

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of September 30, 2021, in the event of an instantaneous upward and downward change in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$54,400	(6.60%)
+300	55,735	(4.31%)
+200	56,852	(2.39%)
+100	57,726	(0.89%)
Level	58,247	—%
-100	56,953	(2.22%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At September 30, 2021, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2021, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$149,586	$(50,414)	(25.21%)	10.25%	(2,521)
+300	164,646	(35,354)	(17.68%)	11.05%	(1,768)
+200	178,564	(21,436)	(10.72%)	11.74%	(1,072)
+100	191,185	(8,815)	(4.41%)	12.31%	(441)
Level	200,000	—	—%	12.64%	—
-100	217,188	17,188	8.59%	13.48%	859

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At September 30, 2021, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at September 30, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments.

The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2021
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$33,673	$33,673	$33,673	$33,673	$33,673	$33,673	$33,673	$29,365	$63,038
Securities (1)	7,055	10,613	21,492	32,672	71,890	106,640	106,640	(845)	105,795
Placements with banks	2,490	2,490	2,490	2,490	2,490	2,490	2,490	—	2,490
Net loans (includes LHFS)	208,491	301,316	481,061	720,244	1,272,532	1,310,042	1,310,042	6,126	1,316,168
FHLBNY stock	6,001	6,001	6,001	6,001	6,001	6,001	6,001	—	6,001
Other assets	—	—	—	—	—	—	—	67,060	67,060
Total	$257,710	$354,093	$544,717	$795,080	$1,386,586	$1,458,846	$1,458,846	$101,706	$1,560,552
Liabilities:
Non-maturity deposits	$55,665	$111,330	$222,660	$298,077	$473,651	$544,407	$544,407	$271,230	$815,637
Certificates of deposit	76,624	144,112	251,148	303,533	430,001	434,001	434,001	(377)	433,624
Other liabilities	—	12,880	77,880	106,255	106,255	106,255	106,255	31,149	137,404
Total liabilities	132,289	268,322	551,688	707,865	1,009,907	1,084,663	1,084,663	302,002	1,386,665
Capital	—	—	—	—	—	—	—	173,887	173,887
Total liabilities and capital	$132,289	$268,322	$551,688	$707,865	$1,009,907	$1,084,663	$1,084,663	$475,889	$1,560,552
Asset/liability gap	$125,421	$85,771	$(6,971)	$87,215	$376,679	$374,183	$374,183
Gap/assets ratio	194.81%	131.97%	98.74%	112.32%	137.30%	134.50%	134.50%

(1)	Includes available-for-sale securities and held-to-maturity securities.

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At September 30, 2021 and December 31, 2020, the Bank had $106.3 million and $117.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $31.5 million and $61.5 million, respectively. At September 30, 2021 and December 31, 2020, there was eligible collateral of approximately $356.7 million and $336.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at September 30, 2021 and December 31, 2020. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of September 30, 2021 and December 31, 2020.

Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans. As of September 30, 2021, the maximum credit line of $20.0 million, of which $11.3 million was utilized, with $8.7 million remaining unused. As of December 31, 2020, the maximum credit line of $34.9 million, of which $30.0 million was utilized, with $4.9 million remaining unused.

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

Net cash provided by (used in) operating activities was $28.0 million and ($2.6 million) for the nine months ended September 30, 2021 and 2020, respectively. Net cash (used in) investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, and proceeds from the sale of real estate was $(230.2 million) and $(149.2 million) for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts, advances, and repurchase and sale of shares as treasury stock, was $193.1 million and $200.2 million for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and December 31, 2020, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at September 30, 2021 and December 31, 2020. Management is not aware of any conditions or events that would change this categorization.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2021 and December 31, 2020, the Company had outstanding commitments to originate loans and extend credit of $229.9 million and $151.3 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $251.0 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2021, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”) filed with the SEC on March 29, 2021 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2021, filed with the SEC on August 16, 2021.

If we receive approval of our application to the U.S. Treasury for an investment under the Emergency Capital Investment Program, in exchange for the issuance of senior perpetual preferred stock, we may not be able to effectively deploy the funds and it may present unanticipated and uncustomary issues.

We filed an application with the Treasury for an investment by Treasury in the amount of $225.0 million under the ECIP, created pursuant to the Consolidated Appropriations Act, 2021. Under the ECIP, Treasury will provide investment capital directly to depository institutions that are CDFIs or MDIs, such as the Bank, to provide loans, grants, and forbearance to small businesses, minority-owned businesses, and consumers in low-income and underserved communities. If made, Treasury’s investment would be in exchange for Ponce Financial issuing senior perpetual noncumulative preferred stock directly to Treasury on terms established by the Treasury. If Treasury makes the investment, we may not be able to effectively deploy the funds or do so in an appropriate time frame. The ECIP funds will put demands on our management team which may require the hiring of additional executives. Treasury will be a stockholder of Ponce Financial, which may present unanticipated and uncustomary issues. The issuance of senior preferred stock to the Treasury may affect our ability to pay dividends on our common stock. We cannot provide any assurance or guarantee concerning whether our application will be approved, that the $225.0 million applied for will be accepted, in whole or in part, what the actual terms, conditions and preferences of the senior preferred stock will be or whether they will be acceptable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, the Company had no unregistered sales of equity securities and the Company did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

2.1

Plan of Conversion and Reorganization of Ponce Bank Mutual Holding Company dated May 25, 2021 (attached as Exhibit 2.1 to the Registrant’s Form 8-K (Filed No. 001-38224) filed with the Commission on May 25, 2021).

2.2*	Amended Plan of Conversion and Reorganization of Ponce Bank Mutual Holding Company dated September 15, 2021.

3.1	Charter of PDL Community Bancorp (attached as Exhibit 3.1 to the Registrant’s amendment No. 1 to the Form S-1 (File No. 333-217275) filed with the Commission on May 22, 2017).

3.2	Bylaws of PDL Community Bancorp (attached as Exhibit 3.2 to the Registrant’s amendment No. 2 to the Form S-1 (File No. 333-217275) filed with the Commission on July 27, 2017.

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

10.12	Specimen Form of Stock Option Agreement for Employees (attached as Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

10.13	Specimen Form of Stock Option Agreement for Non-Employee Directors (attached as Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

21.1	Subsidiaries of the Registrant (attached as Exhibit 21.1 to the Registrant’s Form 10-K/A (File No. 001-38224) filed with the Commission on May 24, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDL Community Bancorp (Registrant)

Date: November 15, 2021	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 15, 2021	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer